Form 10-Q
period 1996-03-31
INCO HOMES CORP
filed 1996-05-14
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      ---------------------------------------------------------------------


              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21378

                             INCO HOMES CORPORATION

             (Exact name of registrant as specified in its charter)

              DELAWARE                                  33-0534734
      (State or jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                  Identification No.)

          1282 WEST ARROW HIGHWAY
            UPLAND, CALIFORNIA                             91786
 (Address of principal executive offices)               (zip code)

                                 (909) 981-8989
              (Registrant's telephone number, including area code)

                                 Not Applicable
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X               NO
                                  ---                 ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                                  Outstanding at
    Class of Common Stock                         March 31, 1996
    ---------------------                         --------------
       $.01 par value                               8,409,573

      ---------------------------------------------------------------------

                             INCO HOMES CORPORATION

                                      INDEX

                                                                                                     Page No.

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 and
                  December 31, 1995......................................................................3

                  Consolidated Statements of Operations for the Three
                  Months Ended March 31, 1996 and 1995...................................................4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1996 and 1995...................................................5

                  Notes to Consolidated Financial Statements.............................................6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................8

PART II.          OTHER INFORMATION.....................................................................17

SIGNATURES .............................................................................................18

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                                        March 31,             December 31,
                                                                                   1996                    1995
                                                                                   ----                    ----
                                                                                (Unaudited)
ASSETS

Cash and cash equivalents                                                         $   362               $   420
Receivable from sale of divisions                                                      55                 1,722
Real estate inventories - net of allowances of $18,517
     and $19,425 for 1996 and 1995, respectively                                   39,526                40,535
Deferred tax asset - net of valuation allowances of $8,137
     and $7,759 for 1996 and 1995, respectively                                     2,200                 2,200
Other assets                                                                          999                   897
                                                                                  -------               -------
        Total assets                                                              $43,142               $45,774
                                                                                  =======               =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $ 6,526               $ 8,742
Notes payable secured by real estate                                               15,630                16,660
Lines of credit                                                                     4,441                 4,840
Convertible note payable                                                              213                  --
Minority partners' investment in consolidated partnerships                          1,420                  --
                                                                                  -------               -------
        Total liabilities                                                          28,230                30,242
                                                                                  -------               -------
Commitments and contingencies

Stockholders' Equity

     Common stock - $.01 par value; 20,000,000 shares
        authorized, 8,409,573 and
        8,077,308 shares issued
        and outstanding for 1996 and 1995, respectively                                84                    81
     Additional paid in capital                                                    40,999                40,676
     Deficit                                                                      (26,171)              (25,225)
                                                                                  -------               -------
        Total stockholders' equity                                                 14,912                15,532
                                                                                  -------               -------
        Total liabilities and stockholders' equity                                $43,142               $45,774
                                                                                  =======               =======


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)
                                                                For the Three Months Ended March 31,
                                                                ------------------------------------
                                                                  1996                         1995
                                                                  ----                         ----
Revenue from home sales                                     $    3,646                  $    20,633

Cost of homes sold                                               3,343                       17,257
                                                            ----------                  -----------
       Gross profit                                                303                        3,376
                                                            ----------                  -----------
Selling and marketing expenses                                     677                        2,198
General and administrative expenses                                602                        1,098
                                                            ----------                  -----------
                                                                 1,279                        3,296
                                                            ----------                  -----------

       Operating income (loss)                                    (976)                          80

Other income                                                        30                           67

Mortgage brokerage loss - net                                     --                           (107)
                                                            ----------                  -----------
       Income (loss) before minority partners'
          share and provision (benefit) for income taxes          (946)                          40

Minority partners' share                                          --                           --
                                                            ----------                  -----------

       Income (loss) before provision
         (benefit) for income taxes                               (946)                          40

Provision (benefit) for income taxes                              --                             16
                                                            ----------                  -----------

       Net income (loss)                                    $     (946)                 $        24
                                                            ===========                 ===========

Net income (loss) per common share                          $    (0.11)                 $     0.003
                                                            ===========                 ===========

Weighted average number of
       common shares outstanding                             8,227,010                    7,985,000
                                                            ===========                 ===========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Dollars in thousands)

                                                                                                For the Three Months Ended March 31,
                                                                                                ------------------------------------
                                                                                                        1996             1995
                                                                                                        ----             ----
Cash flows from operating activities:
              Net income (loss)                                                                        $ (946)        $    24
              Adjustment to reconcile net income (loss) to net cash provided by
                          (used in) operating activities:
                          Minority partners' share                                                       --              --
                          (Increase) decrease in income taxes receivable                                 --             2,214
                          (Increase) decrease in deferred tax asset                                      --                16
                          (Increase) decrease in receivable from sale of divisions                      1,667            --
                          (Increase) decrease in real estate inventories                                   19           1,746
                          (Increase) decrease in other assets                                            (102)            109
                          Increase (decrease) in accounts payable and accrued liabilities              (1,677)         (1,410)
                                                                                                       ------         -------
                                 Net cash provided by (used in) operating activities                   (1,039)          2,699
                                                                                                       ------         -------
Cash flow from financing activities:
              Proceeds from notes payable secured by real estate                                        3,811          16,218
              Repayments on notes payable secured by real estate                                       (3,851)        (16,742)
              Proceeds from lines of credit                                                              --             3,500
              Repayments on lines of credit                                                              (399)         (3,300)
              Contributions from minority partners                                                      1,420            --
                                                                                                       ------         -------
                    Net cash provided by (used in) financing activities                                   981            (324)
                                                                                                       ------         -------
Net increase (decrease) in cash and cash equivalents                                                      (58)          2,375

Cash and cash equivalents at beginning of year                                                            420             747
                                                                                                       ------         -------
Cash and cash equivalents at end of period                                                             $  362         $ 3,122
                                                                                                       ======         =======


Supplemental schedule of non-cash activities

    /1/ In the first quarter of 1996, the Company issued 332,265 shares of common stock to creditors in exchange for relieving the Company of $326,000 of accounts payable.

    /2/ Subsequent to March 31, 1996, the Company issued 213,000 shares of common stock to a creditor upon conversion of a convertible note issued in the first quarter of 1996 under a convertible note purchase agreement. The note was issued in exchange for relieving the Company of $213,000 of accounts payable.

    /3/ In the first quarter of 1996, the Company deeded back property with a book cost basis of $990,000 to a land seller in satisfaction of $990,000 in indebtedness.

See accompanying notes to financial statements

                             INCO HOMES CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

         The accompanying unaudited consolidated financial statements of Inco Homes Corporation, subsidiaries and affiliates ("Inco" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements include the accounts of the Company and all wholly- owned subsidiaries, and the Company's general partnership interests in Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas") and Spirit Corona 77, L.P. ("SC 77"). All significant intercompany transactions have been eliminated.

         In April 1993, the Company effected a reorganization ("Reorganization") of its operations, which involved an exchange offer ("Exchange Offer") with the shareholders and partners of the predecessor entities and an initial public offering ("IPO").

         In 1994 the Company expanded into Phoenix, Arizona and Las Vegas, Nevada. In December 1995 the Company sold its Phoenix and Las Vegas divisions, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. As a result, the Company's sole market is in Southern California and it is substantially dependent on local economic factors.

         The Company has experienced, and expects to continue to experience, significant variability in quarterly revenues and net income. The results of any interim period are not necessarily indicative of results that can be expected for the entire year.

NOTE 2 - RELATED PARTY TRANSACTIONS

         For the three months ended March 31, 1996 and 1995, the Company incurred approximately $15,000 and $43,600, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. Nancy Orman Interiors is affiliated with Ira C. Norris.

         For the three months ended March 31, 1996 and 1995, the Company incurred rental expense for the use of office space of approximately $26,500 and $40,100, respectively, with Inco Plaza Ltd., an affiliated partnership.

         Included in other assets as of March 31, 1996 and December 31, 1995 is an unsecured non-interest bearing advance in the amount of $293,000 from Victor Valley Commercial Properties, an affiliated partnership. Subsequent to March 31, 1996, this advance was assigned by the Company to Ira C. Norris in exchange for a cash payment of $293,000.

NOTE 3 -  UNAUDITED NET INCOME PER COMMON SHARE

          The primary and fully diluted weighted average number of common shares was 8,227,010 and 7,985,000 for the three months ended March 31, 1996 and 1995, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 4 -  STOCKHOLDERS' EQUITY

          The decrease in stockholders' equity from December 31, 1995 to March 31, 1996, is reconciled as follows:

          Dollars in thousands

                                                   Common Stock
                                       Number     and Additional
                                     of Shares    Paid in Capital          Deficit           Total
                                   -----------------------------------------------------------------
Balance - December 31, 1995          8,077,308        $40,757             $(25,225)         $ 15,532

Common Stock Issued                    332,265            326                 --                 326

Net Loss                                  --             --                   (946)             (946)
                                   -----------------------------------------------------------------
Balance - March 31, 1996             8,409,573        $41,083             $(26,171)         $ 14,912
                                   =================================================================

         Common stock was issued in the quarter ended March 31, 1996 to certain subcontractors, suppliers and other creditors in satisfaction of debt owed by the Company. See --- Liquidity and Capital Resources.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

         As of March 31, 1996, the Company had no commitments to purchase parcels of land for future residential developments.

         As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, a few of which are pursuing further legal action, including the filing of complaints. Additionally, the Company is presently involved in litigation regarding alleged construction defects at one of its projects. See Part II --- Other Information, Item 1. Legal Proceedings.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the matters discussed in this report contain forward- looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions have continued into 1996 and have had an adverse impact on the Company's results of operations.

The Company's financial results have been adversely affected by the continuing weakness in the Southern California new home market. In response to declining overall home sales in this market, during 1994 the Company substantially increased its overall marketing programs and provided homebuyers with price discounts and other sales incentives in order to remain competitive. In 1995 and 1996 the Company reduced its marketing expenditures. However, price discounts and other sales incentives have continued. This action has resulted in reduced profitability on the homes that the Company has sold.

In response to these difficult market conditions, the Company decided in late 1993 to pursue a diversification strategy. As a result, in 1994 it entered the Phoenix and Las Vegas markets, and expanded its operations in Riverside County of Southern California. Additionally, in 1994 the Company implemented cost reduction measures including (i) consolidation of its High Desert Division with its Inland Division and (ii) closing or reducing the scope of several communities in the high desert region. These cost reduction efforts have continued in 1995 and 1996, with the Company closing an additional underperforming project in the high desert region and reducing the current scope of development of a project in Riverside County. Accordingly, the Company accelerated the write-off of previously capitalized costs associated with both of these projects.

During the third quarter of 1995, the Company further consolidated all of its Southern California operations and personnel in one location, closing its Inland Division operating office and relocating the division into office space at the Company's headquarters in Upland. The Company also sold its insurance services operations to an unrelated third party and transferred the California and Las Vegas operations of its mortgage brokerage subsidiary to an unrelated third party.

In December 1995 the Company sold its Phoenix and Las Vegas operations, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. This sale was consummated as a result of the Company's continuing efforts to raise needed capital, and will enable the Company to focus its efforts and capital on its historical core business in Southern California. However, the sale initially will result in a reduced level of closings and revenues, and is expected to have an adverse effect on earnings.

In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owns these properties subject to seller loans that have current or approaching maturity dates. Negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in full satisfaction of the indebtedness. If all such deedbacks occur, it would result in a reduction of real estate inventories of $3.1 million (net of a reserve in the amount of $5.3 million that had been established as of December 31, 1995) and a reduction of debt obligations of $3.1 million.

Additionally, based on the Company's evaluation of the net realizable value of its remaining other properties, write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County.

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", as of March 31, 1996 the Company did not record an additional net deferred tax asset. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales decreased significantly to $3.6 million during the three months ended March 31, 1996, from $20.6 million during the three months ended March 31, 1995, representing a decrease of $17.0 million or 82.3%. The Company closed 28 homes at an average sales price of $130,200 during the three months ended March 31, 1996 compared to 158 homes closed at an average sales price of $130,600 during the three months ended March 31, 1995, an 82.3% decrease in closings and a 0.3% decrease in average sales price. The decrease in California closings was 70.2%. The decrease in revenue and number of homes closed during the three months ended March 31, 1996 is attributable to the close-out of two successful subdivisions in Riverside County in 1995, the sale of the Phoenix and Las Vegas divisions and a decrease in demand combined with declining inventory available for sale.

The following table sets forth, for the periods indicated, the number of homes closed by the Company's three operating divisions:

                                             Homes Closed for the
                                            Quarter Ended March 31,
                                            -----------------------
                                              1996           1995
                                            --------       -------
Southern California Division
       High Desert                             18             33
       Riverside County                        10             61
Phoenix Division (1)                           --             38
Las Vegas Division (1)                         --             26
                                               --            ---
       Total                                   28            158
                                               ==            ===


- - ----------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended March 31, 1996 was $3.3 million, a decrease of $13.9 million, or 80.6%, from $17.3 million during the three months ended March 31, 1995. Cost of homes sold as a percentage of revenue increased to 91.7% for the three months ended March 31, 1996 from 83.6% for the same period in 1995. The increase in cost of homes sold as a percentage of revenue for the first quarter of 1996 is the result of a number of factors including price discounts and other sales incentives in the high desert region due to continuing competitive pressures and from the close out of certain high desert communities.

The Company believes that, since the prices of lumber, other building materials and related services are subject to fluctuation, its gross margins in future periods may be significantly affected by changes in prevailing prices.

Selling and Marketing Expenses

Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

Selling expenses were $298,000 and $878,000 for the three months ended March 31, 1996 and 1995, respectively, a decrease of 66.1%. Selling expenses as a percentage of revenue were 8.2% and 4.3% for the three months ended March 31, 1996 and 1995, respectively. The increase in selling expenses as a percentage of revenue is primarily due to the greater proportion of homes closed using outside brokers, a change in the commission structure, financing incentives granted to homebuyers as a result of the recent increase in interest rates, and the low level of closing revenues.

Marketing expenses include advertising and promotion costs associated with maintaining model homes and sales offices. Marketing expenses in any given period may be significantly influenced by the number of grand openings and the number of projects that are being actively marketed during the period. Marketing costs associated with items such as establishing sales offices and upgrading standard homes to model homes are capitalized when incurred and are expensed as revenue is earned, while other marketing costs are expensed as incurred.

Marketing expenses were $379,000 and $1.3 million for the quarters ended March 31, 1996 and 1995, respectively, representing a decrease of 71.3%. As a percentage of revenue, marketing expenses were 10.4% and 6.4% for the three months ended March 31, 1996 and 1995, respectively. The decrease in marketing costs was a result of the sale of the Phoenix and Las Vegas divisions, a fewer number of active projects in Southern California and the implementation of cost reduction measures to further reduce marketing expenses. The increase as a percentage of revenues is due to the low level of closing revenues.

During the first quarter of 1996 and 1995, the Company was delivering homes from six and twelve projects, respectively. In the first quarter of 1996 the Company had no grand openings. In 1995, marketing costs were incurred related to two grand openings in the first quarter and two grand openings early in the second quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting, general office expense and other corporate and division level expenses.

General and administrative expenses were $602,000 and $1.1 million for the three months ended March 31, 1995, respectively, a decrease of 45.2%. As a percentage of revenue, general and administrative expenses were 16.5% and 5.3% for the three months ended March 31, 1996 and 1995, respectively. The decrease in the dollar amount of general and administrative expenses primarily reflects the sale of the Phoenix and Las Vegas divisions and the Company's continuing cost reduction measures. The increase as a percentage of revenues is due to the low level of closing revenues.

Other Income

Other income includes interest earned on cash balances related to certain projects, miscellaneous income and income from the Company's insurance services operations. Other income was $30,000 and $67,000 for the three months ended March 31, 1996 and 1995, respectively. The decrease was primarily related to the sale of the insurance services operations in the third quarter of 1995 to an unrelated third party.

Mortgage Brokerage Loss  - Net

Mortgage brokerage loss - net of Freedom Mortgage, Inc. ("Freedom"), the Company's former wholly-owned mortgage brokerage business, reflects revenue earned from loan origination, discount and servicing release fees, net of costs.

In the third quarter of 1995, the Company transferred the California and Las Vegas operations of Freedom to an unrelated third party, and in December 1995 the Company transferred its Phoenix operations in conjunction with the sale of its Phoenix division.

Freedom generated a net loss of $107,000 for the three months ended March 31, 1995. The net loss was attributable to Freedom's low capture rate and the high general and administrative costs associated with these operations.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships included in the Company's financial statements. Pursuant to the Reorganization in April 1993, all interests of prior minority partners were eliminated except for the interest of partners in Palmdale Vistas. In January 1996 the Company formed SC 77.

The minority partners' share of profits (losses) was $0 for the three months ended March 31, 1996.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended March 31, 1996, the Company increased its valuation allowance by $378,000, an amount equal to the deferred tax benefit that would have otherwise been recorded. Provision for income taxes was $16,000 for the three months ended March 31, 1995. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $10.4 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million and $6.7 million expire in the years 2009 and 2010, respectively.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a $8.1 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

BACKLOG

The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a majority of the homes to be built in a phase of a project before construction commences. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. Homes covered by such sales contracts are considered by the Company as its backlog. The following table sets forth the Company's backlog by region at the dates indicated:

                                                    March 31,
                                          -----------------------------
                                               1996           1995
                                          -------------   -------------
Southern California Division
     High Desert                                    52              69
     Riverside County                               38              48
Phoenix Division (1)                              --               100
Las Vegas Division (1)                            --                58
                                           -----------     -----------
Number of Homes                                     90             275
                                           ===========     ===========

Aggregate Sales Value                      $11,924,000     $32,003,000
                                           ===========     ===========

Average Sales Price                        $   132,500     $   116,400
                                           ===========     ===========



- - ----------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first quarter of 1996 the Company had no grand openings, compared to two grand openings in the first quarter of 1995.

The Company's backlog decreased 67.3% to 90 homes at March 31, 1996 from 275 homes at March 31, 1995. The aggregate sales value of the units in backlog decreased by $20.1 million or 62.7%, due to the decrease in number of homes under sales contracts. This decrease is due to the sale of the Phoenix and Las Vegas divisions, a fewer number of grand openings and active projects, and declining inventory available for sale. The average sales price of homes in backlog increased by $16,100 or 13.8% due to the higher average sales prices in California. The decrease in the number of California homes in backlog was 23.1%.

No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period. The Company believes that cancellations have been relatively high in recent periods, reflecting the weak economic conditions that exist in the Southern California markets, increased competition, rising interest rates and the inability of certain potential homebuyers to qualify for mortgage financing.

NET ORDERS

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                                      For the Quarters
                                                      Ended March 31,
                                                   ----------------------
                                                   1996              1995
                                                   ----              ----
Southern California Division
    High Desert                                      25                33
    Riverside County                                 16                26
Phoenix Division (1)                                 --                50
Las Vegas Division (1)                               --                51
                                                     --               ---
    Total                                            41               160
                                                     ==               ===

- - ----------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Net new orders declined to 41 homes from 160 homes for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 74.4%. The decrease in California net orders was 18 homes or 30.5%. The decrease in California net orders is attributable to continued market weakness, as well as fewer subdivisions and declining inventory available for sale.

VARIABILITY IN QUARTERLY RESULTS

The Company has experienced, and expects to continue to experience, significant variability in its operating results. This variability may cause the Company's overall results of operations to fluctuate significantly on a period-to-period basis, and revenues anticipated to occur in a fiscal period may not be earned until subsequent fiscal periods. Many factors contribute to this variability, including: (i) the timing and mix of home deliveries; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of the real estate markets and the economy in general; (iv) the cyclical nature of the home building industry and changes in prevailing interest rates; (v) cost and availability of materials and labor; and
(vi) delays in construction schedules caused by timing of inspections and approvals by regulatory agencies, strikes at subcontractors and adverse weather conditions. The Company's historical financial results are not necessarily a meaningful indicator of future results and, in general, the Company expects its financial results to vary from project to project. The Company's revenue and net income may also vary substantially as a result of variations in the number of projects at which the Company is closing the sale of homes at any one time. In addition, the recent sale of operations in Phoenix and Las Vegas will result in a reduction in the level of closings and revenues, and is expected to have an adverse effect on earnings.

INFLATION

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company believes that higher mortgage interest rates during much of 1995 had a negative impact on home sales, particularly on entry-level buyers. Inflation also increases the Company's interest cost and the cost of labor and materials. The Company attempts to pass any such increases in costs to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ADOPTION OF ACCOUNTING STANDARDS

In March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 shall be effective for financial statements for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows from an asset to be held and used is less than the carrying amount of the asset, an impairment loss must be recognized in the amount of the difference between the carrying amount and fair value less the costs to sell. Assets to be disposed of must be valued at the lower of the carrying amount or fair value less costs to sell. The Company did not adopt SFAS No. 121 as of December 31, 1995, continuing to state its real estate inventories at lower of cost or net realizable value. The Company's adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The statement encourages entities to adopt a fair value method of accounting for employee stock compensation plans. Entities that choose not to adopt the new fair value accounting rules must disclose pro forma net income and earnings per share under the new method. The statement is effective for fiscal years beginning after December 15, 1995. The Company has adopted the disclosure requirements of SFAS No. 123.

There were no other new accounting pronouncements that could have a significant effect on the Company's financial statements for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth herein have been prepared assuming the Company will continue as a going concern. In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that the cash flow from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise needed capital for both ongoing working capital and the acquisition of land for future projects in Southern California. If the Company is not successful in obtaining sufficient capital in 1996 to fund its planned expenditures, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases and have a material adverse effect on the Company's business, financial condition and results of operations The Company is unable to predict whether it will be successful in raising such capital, nor can any assurances be given that, if successful, the capital will be raised on terms favorable to the Company. Accordingly, absent raising capital, the Company's ability to continue its current level of business operations and finance the acquisition of additional land for the delivery of future homes will be greatly impaired. Additionally, as a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. A number of these subcontractors and suppliers have filed liens, a few of which are pursuing further legal action, including the filing of complaints.

In the first quarter of 1996 the Company entered into common stock purchase agreements for 545,265 shares of common stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. The Company issued 332,265 shares of common stock in the three months ended March 31, 1996 and issued an additional 213,000 shares of common stock subsequent to March 31, 1996 upon conversion of a convertible note issued under a convertible note purchase agreement. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission subsequent to March 31, 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

In March 1996, the Company entered into a letter of intent with an unaffiliated third party to sell 2,000,000 shares of the Company's Common Stock to the third party in a private transaction. The letter of intent provides for the parties to proceed towards entering into a formal agreement. The letter of intent also provides that the price per share would be based on an average closing price of the Common Stock for a ten-day period, such price not to exceed $1.10 per share nor to be less than $0.95 per share. It is anticipated that the definitive agreement, if any, would provide for the granting of certain registration rights to the investor or investors and also result in the issuance of warrants to purchase the Company's Common Stock. No assurances can be given whether the Company and the third party will enter into a definitive purchase agreement, or if entered into, what the precise terms of the transaction will be and whether any conditions to the consummation of such a transaction will be satisfied.

In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builder's affiliates. The letter of intent provides for a period of 60 to 90 days to conduct such due diligence as each party deems necessary to negotiate the terms of the proposed combination. During the 60 to 90 day due diligence period both the Company and the home builder are bound to deal exclusively with the other, and may not discuss with any other party any potential merger, reorganization or purchase and sale of assets or stock, other than homes sold in the ordinary course of business. As part of the proposed combination, the parties intend to raise additional capital either in the form of equity or debt. No assurances can be given whether the Company and the home builder will enter into a definitive agreement, or if entered into, what the precise terms of the transaction will be, whether any conditions to the consummation of such a transaction will be satisfied, and whether the combined entity will be successful in raising additional capital on reasonable terms or at all.

Subsequent to March 31, 1996, the Company assigned its $293,000 receivable from Victor Valley Commercial Properties, an affiliated partnership, to Ira C. Norris in exchange for a cash payment of $293,000. Additionally, subsequent to March 31, 1996, Mr. Norris committed, subject to certain conditions, to advance up to $750,000 to the Company in exchange for a secured promissory note. It is anticipated that this advance would be used to facilitate the extension of $6.9 million of loans with a commercial bank that have matured. Any such advance would be on terms no less favorable to the Company than could be obtained from an unaffiliated third party. No assurances can be given that this latter transaction will be consummated. Both of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

The Company has historically financed its operations from a combination of limited partner capital contributions, cash generated from operations, land seller financing, borrowings from various banking institutions and the net proceeds from the Company's initial public offering. The Company received an income tax refund of $2.2 million in the first quarter of 1995 from the carryback of its 1994 net operating loss to prior years.

The Company is in the process of forming two joint ventures for projects to be built on Company-owned land and two joint ventures for new land acquisitions. If consummated, the Company believes that all four of these new projects would generate sales in the second half of 1996. No assurances can be given whether the company will enter into definitive agreements with respect to any of these potential transactions, or if entered into, whether any of these transactions will be consummated.

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At March 31, 1996 and December 31, 1995, the Company had outstanding land seller indebtedness of $4.4 million and $5.5 million, respectively.

In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owns these properties subject to seller loans that have current or approaching maturity dates. Negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in full satisfaction of the indebtedness. One of these properties was deeded back to the land seller in the first quarter of 1996 in satisfaction of $1.0 million of indebtedness. If all five remaining deedbacks occur, it would result in a reduction of real estate inventories of $2.1 million (net of a reserve in the amount of $4.3 million as of March 31, 1996), in satisfaction of $2.1 million of indebtedness outstanding at March 31, 1996. Additionally, based on the Company's evaluation of the net realizable value of its remaining other properties, write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County.

In 1994, the Company commenced the process of deeding property back to nine other land sellers. The Company recorded a charge to operations in 1994 of approximately $4.1 million, and as the deed backs occur will ultimately reduce its real estate inventories and debt obligations by $3.2 million, $1.4 million of which was recorded in 1995. As of March 31, 1996, the Company is still in the process of deeding back land to five of these land sellers that will result in a further reduction of real estate inventories of $1.8 million in satisfaction of $1.8 million of indebtedness outstanding at March 31, 1996. During 1994 the Company also closed four communities and reduced the scope of three other communities in the high desert which resulted in the acceleration of the write-off of previously capitalized costs associated with its regional development and marketing activities of approximately $4.0 million. Based upon the Company's evaluation of the net realizable value of its other real estate inventories at December 31, 1994, the Company recorded write-downs of real estate totaling $2.6 million during 1994.

The Company typically obtains its infrastructure, development and construction funding from commercial banks. Lenders generally provided interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on construction loans ranged from the prime rate plus 1.0% to the prime rate plus 2.25% and interest rates on development loans ranged from the prime rate plus 1.0% to the prime rate plus 3.0%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At March 31, 1996, aggregate borrowings of approximately $11.2 million were outstanding under these facilities ($5.4 million of which has matured) and approximately $8.5 million was available for further qualified project finance borrowing.

The Company also has secured and unsecured revolving lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1.0% that matures June 1996, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 and
(ii) a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now payable on demand, and the Company is negotiating the terms of an extension. The outstanding balance under these lines of credit at March 31, 1996 was $4.4 million.

At March 31, 1996, the Company did not satisfy certain financial covenants under two of its bank loans and a development lender related to minimum liquidity and minimum net worth levels at quarter end. The Company has received appropriate waivers from all three of the affected lenders. Based on the anticipated results for the balance of 1996 and the need for additional working capital, the Company will also be in violation of certain financial covenants under its existing loan agreements for future quarters. Although the Company believes these covenants will be appropriately modified or waived, the Company can give no assurance that such modifications or waivers will be obtained.

The availability of borrowed funds for homebuilders, especially for land acquisition and construction financing is variable, and at times has been severely restricted and in some cases eliminated entirely. Currently such financings are generally available, but lenders have been requiring borrowers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.

In late 1992 and throughout 1993, the Company encountered a significant increase in the price of lumber purchased for use in its homes. In response, the Company in the fourth quarter of 1993 entered into a lumber purchase contract for 600 homes in 1994 at specified pre-established prices. The Company purchased lumber for approximately 100 homes under the contract. In February 1995, the Company reached an agreement with the lumber company to settle its outstanding lumber purchase commitment for $800,000, $645,000 of which was paid during 1995 and the remaining balance of $155,000 was paid in 1996.

                             INCO HOMES CORPORATION

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company. In addition, from time to time, the Company could be involved in litigation in connection with claims of development or construction defects, which matters, if decided adversely to the Company, could have a material adverse effect on the financial condition of the Company.

         As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, a few of which are pursuing further legal action, including the filing of complaints.

         In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. The Company believes that the claims made against it are without merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business.

ITEMS 2 THROUGH 5.  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit 27 - Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1996.

                             INCO HOMES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INCO HOMES CORPORATION

Date: May 14, 1996                     By:      /s/ Ira C. Norris
                                           -------------------------
                                           IRA C. NORRIS
                                           Chairman of the Board, President
                                           and Chief Executive Officer

Date: May 14, 1996                     By:      /s/ Robert H. Daskal
                                            ------------------------
                                           ROBERT H. DASKAL
                                           Executive Vice President and
                                           Chief Financial Officer