Form 10-Q
period 1996-06-30
INCO HOMES CORP
filed 1996-08-12
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                          ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21378


                             INCO HOMES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    33-0534734
     ------------------------------                   -------------------
       (State or jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                   Identification No.)

        1282 WEST ARROW HIGHWAY
          UPLAND, CALIFORNIA                                 91786
- ----------------------------------------                  ----------
(Address of principal executive offices)                  (zip code)


                                 (909) 981-8989
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                    ---       ---

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                                          Outstanding at
   Class of Common Stock                                  June 30, 1996
   ---------------------                                  -------------

      $.01 par value                                        8,622,573



- ------------------------------------------------------------------------------

                             INCO HOMES CORPORATION

                                     INDEX


                                                                                                    Page No.
                                                                                                    --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 1996 and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                 Consolidated Statements of Operations for the Three
                 Months and Six Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . . . . .    4

                 Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . .    5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . .    6

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .    8

PART II.         OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS



(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                    JUNE 30,        DECEMBER 31,
                                                                               1996              1995
                                                                             --------        ------------
                                                                            (UNAUDITED)
 ASSETS

 CASH AND CASH EQUIVALENTS                                                  $    703          $    420
 RECEIVABLE FROM SALE OF DIVISIONS                                                20             1,722
 REAL ESTATE INVENTORIES - NET OF ALLOWANCES OF
   $17,947 AND $19,425 FOR 1996 AND 1995,
   RESPECTIVELY                                                               39,198            40,535
 DEFERRED TAX ASSET - NET OF VALUATION ALLOWANCES
   OF $8,480 AND $7,759 FOR 1996 AND 1995,
   RESPECTIVELY                                                                2,200             2,200
 OTHER ASSETS                                                                    555               897
                                                                            --------          --------
         TOTAL ASSETS                                                       $ 42,676          $ 45,774
                                                                            ========          ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                   $  6,167          $  8,742
 NOTES PAYABLE SECURED BY REAL ESTATE                                         15,891            16,660
 LINES OF CREDIT                                                               4,427             4,840
 MINORITY PARTNERS' INVESTMENT IN CONSOLIDATED PARTNERSHIPS                    1,934               -
                                                                            --------          --------
         TOTAL LIABILITIES                                                    28,419            30,242
                                                                            --------          --------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
      COMMON STOCK - $.01 PAR VALUE; 20,000,000 SHARES
         AUTHORIZED, 8,622,573 AND 8,077,308 SHARES ISSUED
         AND OUTSTANDING FOR 1996 AND 1995, RESPECTIVELY                          86                81
      ADDITIONAL PAID IN CAPITAL                                              41,199            40,676
      DEFICIT                                                                (27,028)          (25,225)
                                                                            --------          --------
         TOTAL STOCKHOLDERS' EQUITY                                           14,257            15,532
                                                                            --------          --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 42,676          $ 45,774
                                                                            ========          ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


(DOLLARS IN THOUSANDS, EXCEPT PER SHARE         FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------    ---------------------------------
                                                    1996                 1995             1996                 1995
                                                ------------        ---------------    -----------         -------------
REVENUE FROM HOME SALES                           $    2,972        $   21,209          $    6,618          $   41,842

COST OF HOMES SOLD                                     2,827            17,884               6,170              35,141
                                                  ----------        ----------          ----------          ----------
       GROSS PROFIT                                      145             3,325                 448               6,701
                                                  ----------        ----------          ----------          ----------

SELLING AND MARKETING EXPENSES                           507             2,224               1,184               4,422
GENERAL AND ADMINISTRATIVE EXPENSES                      538             1,063               1,140               2,161
                                                  ----------        ----------          ----------          ----------
                                                       1,045             3,287               2,324               6,583
                                                  ----------        ----------          ----------          ----------

       OPERATING INCOME (LOSS)                          (900)               38              (1,876)                118

OTHER INCOME                                              41                41                  71                 108
MORTGAGE BROKERAGE LOSS - NET                            -                 (56)                -                  (163)
                                                  ----------        ----------          ----------          ----------

       INCOME (LOSS) BEFORE MINORITY
          PARTNERS' SHARE AND PROVISION
         (BENEFIT) FOR INCOME TAXES                     (859)               23              (1,805)                 63

MINORITY PARTNERS' SHARE OF LOSS                           2              -                      2                -
                                                  ----------        ----------          ----------          ----------

       INCOME (LOSS) BEFORE PROVISION
         (BENEFIT) FOR INCOME TAXES                     (857)               23              (1,803)                 63

PROVISION (BENEFIT) FOR INCOME TAXES                     -                   9                 -                    25
                                                  ----------        ----------          ----------          ----------
       NET INCOME (LOSS)                          $     (857)       $       14          $   (1,803)         $       38
                                                  ==========        ==========          ==========          ==========

NET INCOME (LOSS) PER COMMON SHARE                $    (0.10)       $    0.002          $    (0.21)         $    0.005
                                                  ==========        ==========          ==========          ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               8,552,353         8,057,021           8,389,682           8,021,209
                                                  ==========        ==========          ==========          ==========




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(DOLLARS IN THOUSANDS)                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                         ---------------------------------
                                                                            1996                   1995
                                                                         ----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                                        $(1,803)             $     38
   ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO NET CASH
       PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       MINORITY PARTNERS' SHARE                                                   2                    -
       (INCREASE) DECREASE IN RECEIVABLE FROM SALE OF DIVISIONS               1,702                    -
       (INCREASE) DECREASE IN REAL ESTATE INVENTORIES                          (148)                2,836
       (INCREASE) DECREASE IN INCOME TAXES RECEIVABLE                            -                  2,227
       (INCREASE) DECREASE IN DEFERRED TAX ASSET                                 -                     27
       (INCREASE) DECREASE IN OTHER ASSETS                                      342                  (380)
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND
          ACCRUED LIABILITIES                                                (2,022)               (1,837)
                                                                            -------              --------
              NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES                                                   (1,927)                2,911
                                                                            -------              --------
CASH FLOW FROM FINANCING ACTIVITIES:
    PROCEEDS FROM NOTES PAYABLE SECURED BY REAL ESTATE                        8,410                32,992
    REPAYMENTS ON NOTES PAYABLE SECURED BY REAL ESTATE                       (7,719)              (35,179)
    PROCEEDS FROM LINES OF CREDIT                                                -                  5,500
    REPAYMENTS ON LINES OF CREDIT                                              (413)               (5,500)
    CONTRIBUTIONS FROM MINORITY PARTNERS                                      1,932                    -
    INCREASE (DECREASE) IN COMMON STOCK                                          -                      1
    INCREASE (DECREASE) IN ADDITIONAL PAID IN CAPITAL                            -                    149
                                                                            -------              --------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                                    2,210                (2,037)
                                                                            -------              --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            283                   874

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  420                   747
                                                                            -------              --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   703              $  1,621
                                                                            =======              ========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
    [1]  IN THE SIX MONTHS ENDED JUNE 30, 1996, THE COMPANY ISSUED
         545,265 SHARES OF COMMON STOCK TO CREDITORS IN EXCHANGE FOR
         RELIEVING THE COMPANY OF $539,000 OF ACCOUNTS PAYABLE.

    [2]  IN THE SIX MONTHS ENDED JUNE 30, 1996, THE COMPANY DEEDED BACK
         PROPERTY WITH A BOOK COST BASIS OF $1.5 MILLION TO LAND SELLERS
         IN SATISFACTION OF $1.5 MILLION IN INDEBTEDNESS.




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

         The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, the Company's general partnership interests in Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), Spirit Corona 77, L.P. ("Spirit Corona 77") and Freedom -- Eagle Ranch Housing Partners ("FERHP") and the Company's participation note agreement with ALG 1996-1 ("ALG"). All significant intercompany transactions have been eliminated.

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

         The Company has experienced, and expects to continue to experience, significant variability in quarterly results of operations. The results of any interim period are not necessarily indicative of results that can be expected for the entire year.

NOTE 2 - RELATED PARTY TRANSACTIONS

         For the three months ended June 30, 1996 and 1995, the Company incurred $10,000 and $0, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the six months ended June 30, 1996 and 1995, the Company incurred $25,000 and $43,600, respectively, in fees and costs with Nancy Orman interiors. Nancy Orman Interiors is affiliated with Ira C. Norris.

         For the three months ended June 30, 1996 and 1995, the Company incurred rental expense for the use of office space of $26,500 and $40,400, respectively, with Inco Plaza Ltd., an affiliated partnership. For the six months ended June 30, 1996 and 1995, the Company incurred rental expense of $53,000 and $80,500, respectively, with Inco Plaza, Ltd.

         Included in other assets as of December 31, 1995 is an unsecured non-interest bearing advance in the amount of $293,000 from Victor Valley Commercial Properties, an affiliated partnership. During the three months ended June 30, 1996, this advance was assigned by the Company to Ira C. Norris in exchange for a cash payment of $293,000.

NOTE 3 - UNAUDITED NET INCOME PER COMMON SHARE

         The primary and fully diluted weighted average number of common shares was 8,552,353 and 8,057,021 for the three months ended June 30, 1996 and 1995, respectively, and 8,389,682 and 8,021,209 for the six months ended June 30, 1996 and 1995, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 4 - STOCKHOLDERS' EQUITY

         The decrease in stockholders' equity from December 31, 1995 to June 30, 1996, is reconciled as follows:

         Dollars in thousands

                                                             Common Stock
                                              Number        and Additional
                                            of Shares      Paid in Capital      Deficit           Total
                                            ---------      ---------------     --------          -------
      Balance - December 31, 1995           8,077,308          $40,757         $(25,225)         $15,532

      Common Stock Issued                     545,265              528             --                528

      Net Loss                                  --               --              (1,803)          (1,803)
                                            ---------          -------         --------          -------
      Balance - June 30, 1996               8,622,573          $41,285         $(27,028)         $14,257
                                            =========          =======         ========          =======

         Common stock was issued in the six months ended June 30, 1996 to certain subcontractors, suppliers and other creditors in satisfaction of debt owed by the Company. See -- Liquidity and Capital Resources.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

         As of June 30, 1996, the Company had made a deposit of $10,000 for the potential purchase of land for future residential development in the amount of $632,000.

         As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, a few of which are pursuing further legal action, including the filing of complaints. Additionally, the Company is presently involved in litigation regarding alleged construction defects at one of its projects. See Part II -- Other Information,
         Item 1. Legal Proceedings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-K, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions continued in 1996 and have had an adverse impact on the Company's results of operations.

The Company's financial results have been adversely affected by the weakness in the Southern California new home market. In response to declining overall home sales in this market, during 1994 the Company substantially increased its overall marketing programs and provided homebuyers with price discounts and other sales incentives in order to remain competitive. In 1995 and 1996 the Company reduced its marketing expenditures. However, price discounts and other sales incentives continued. This action has resulted in reduced profitability on the homes that the Company has sold.

In 1994 the Company entered the Phoenix and Las Vegas markets, and expanded its operations in Riverside County of Southern California. Additionally, in 1994 the Company implemented cost reduction measures including (i) consolidation of its High Desert Division with its Inland Division and (ii) closing or reducing the scope of several communities in the high desert region. These cost reduction efforts have continued in 1995 and 1996. In 1995 the Company closed an additional underperforming project in the high desert region and reduced the current scope of development of a project in Riverside County. Accordingly, in 1995 the Company accelerated the write-off of previously capitalized costs associated with both of these projects.

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

In December 1995 the Company sold its Phoenix and Las Vegas operations, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. This sale was consummated as a result of the Company's continuing efforts to raise needed capital, and will enable the Company to focus its efforts and capital on its historical core business in Southern California. However, the sale initially has resulted in a reduced level of closings and revenues, and has had an adverse effect on earnings.

In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in full satisfaction of the indebtedness. As of December 31, 1995, if all such deedbacks had occurred, it would have resulted in a reduction of real estate inventories of $3.1 million (net of a reserve in the amount of $5.3 million that had been established as of December 31, 1995) and a reduction of debt obligations of $3.1 million. Additionally, based on the Company's evaluation of the net realizable value of its remaining other properties, write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County.

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", for both the three months and six months ended June 30, 1996 the Company did not record an additional net deferred tax asset for the operating losses incurred. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales decreased significantly to $3.0 million during the three months ended June 30, 1996, from $21.2 million during the three months ended June 30, 1995, representing a decrease of $18.2 million or 86.0%. The Company closed 22 homes at an average sales price of $135,100 during the three months ended June 30, 1996 compared to 171 homes closed at an average sales price of $124,000 during the three months ended June 30, 1995, an 87.1% decrease in closings and a 9.0% increase in average sales price. The decrease in California closings was 72.5%.

Revenue from home sales also decreased significantly to $6.6 million during the six months ended June 30, 1996, from $41.8 million during the six months ended June 30, 1995, representing a decrease of $35.2 million or 84.2%. The Company closed 50 homes at an average sales price of $132,400 during the six months ended June 30, 1996 compared to 329 homes closed at an average sales price of $127,200 during the six months ended June 30, 1995, an 84.8% decrease in closings and a 4.1% increase in average sales price. The decrease in California closings was 71.3%. The decrease in revenue and number of homes closed during both the three months and six months ended June 30, 1996 is attributable to the close-out of two successful subdivisions in Riverside County in 1995, the sale of the Phoenix and Las Vegas divisions and a decrease in demand combined with declining inventory available for sale in California. The increased average sales price is attributable to a change in the mix of homes offered for sale.

The following table sets forth, for the periods indicated, the number of homes closed by the Company's three operating divisions:

                                             Homes Closed for the           Homes Closed for the
                                                Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
                                             --------------------           --------------------
                                              1996          1995             1996         1995
                                             ------        ------           ------       ------
    Southern California Division
         High Desert                            11            44               29           77
         Riverside County                       11            36               21           97
    Phoenix Division (1)                        --            58               --           96
    Las Vegas Division (1)                      --            33               --           59
                                                --           ---               --          ---
         Total                                  22           171               50          329
                                                ==           ===               ==          ===

- -----------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended June 30, 1996 was $2.8 million, a decrease of $15.1 million, or 84.2%, from $17.9 million during the three months ended June 30, 1995. Cost of homes sold as a percentage of revenue increased to 95.1% for the three months ended June 30, 1996 from 84.3% for the same period in 1995. Cost of homes sold for the six months ended June 30, 1996 was $6.2 million, a decrease of $29.0 million, or 82.4% from $35.1 million during the six months ended June 30, 1995. Cost of homes sold as a percentage of revenue increased to 93.2% for the six months ended June 30, 1996 from 84.0% for the same period in 1995.

The increase in cost of homes sold as a percentage of revenue for both the three months and six months ended June 30, 1996 is the result of a number of factors including price discounts and other sales incentives due to continuing competitive pressures, the close out of certain high desert communities and certain fixed costs included in cost of homes sold.

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

Selling expenses were $271,000 and $1.0 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of 72.2%. Selling expenses as a percentage of revenue were 9.1% and 4.6% for the three months ended June 30, 1996 and 1995, respectively. Selling expenses were $569,000 and $1.9 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of 69.3%. Selling expenses as a percentage of revenue were 8.6% and 4.4% for the six months ended June 30, 1996 and 1995, respectively.

The decrease in selling expenses was a result of the sale of the Phoenix and Las Vegas divisions, a fewer number of active projects in Southern California and the implementation of cost reduction measures to further reduce selling expenses. The increase in selling expenses as a percentage of revenue is primarily due to the greater proportion of homes closed using outside brokers, a change in the commission structure, financing incentives granted to homebuyers as a result of the recent increase in interest rates, and the low level of closing revenues.

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

Marketing expenses were $236,000 and $1.2 million for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of 81.1%. As a percentage of revenue, marketing expenses were 7.9% and 5.9% for the three months ended June 30, 1996 and 1995, respectively. Marketing expenses were $615,000 and $2.6 million for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of 76.1%. As a percentage of revenue, marketing expenses were 9.3% and 6.1% for the six months ended June 30, 1996 and 1995, respectively.

The decrease in marketing costs was a result of the sale of the Phoenix and Las Vegas divisions, a fewer number of active projects in Southern California and the implementation of cost reduction measures to further reduce marketing expenses. The increase in marketing costs as a percentage of revenues is due to the low level of closing revenues.

During the second quarter of 1996 and 1995, the Company was actively selling homes in seven and twelve projects, respectively. In the first six months of 1996 the Company had no grand openings. In 1995, marketing costs were incurred related to two grand openings in the first quarter and two grand openings in the second quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting, general office expense and other corporate and division level expenses.

General and administrative expenses were $538,000 and $1.1 million for the three months ended June 30, 1996 and 1995, respectively, a decrease of 49.4%. As a percentage of revenue, general and administrative expenses were 18.1% and 5.0% for the three months ended June 30, 1996 and 1995, respectively. General and administrative expenses were $1.1 million and $2.2 million for the six months ended June 30, 1996 and 1995, respectively, a decrease of 47.2%. As a percentage of revenue, general and administrative expenses were 17.2% and 5.2% for the six months ended June 30, 1996 and 1995, respectively.

The decrease in the dollar amount of general and administrative expenses primarily reflects the sale of the Phoenix and Las Vegas divisions and the Company's continuing cost reduction measures. The increase as a percentage of revenues is due to the low level of closing revenues.

Other Income

Other income includes interest earned on cash balances related to certain projects, miscellaneous income and income from the Company's insurance services operations. Other income was $41,000 for both the three months ended June 30, 1996 and 1995, respectively, and $71,000 and $108,000 for the six months ended June 30, 1996 and 1995, respectively. The decrease was primarily related to the sale of the insurance services operations in the third quarter of 1995 to an unrelated third party.

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

Freedom generated a net loss of $56,000 for the three months ended June 30, 1995 and a net loss of $163,000 for the six months ended June 30, 1995. The net loss was attributable to Freedom's low capture rate and the high general and administrative costs associated with these operations.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships included in the Company's financial statements. In January 1996 the Company formed Spirit Corona 77 and in May 1996 the Company formed FERHP. In June 1996 the Company entered into a participation note agreement with ALG.

The minority partners' share of losses was $2,000 for the three months and six months ended June 30, 1996 and $0 for the three months and six months ended June 30, 1995.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended June 30, 1996, the Company increased its valuation allowance by $343,000 and for the six months ended June 30, 1996, the Company increased its valuation allowance by $721,000. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit that would have otherwise been recorded. Provision for income taxes was $9,000 for the three months ended June 30, 1995 and $25,000 for the six months ended June 30, 1995. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $10.4 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million and $6.7 million expire in the years 2009 and 2010, respectively.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided an $8.5 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

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

                                                             Backlog at June 30,
                                                       -------------------------------
                                                           1996               1995
                                                       -----------         -----------
        Southern California Division
            High Desert                                      63                 53
            Riverside County                                 40                 40
        Phoenix Division (1)                                 --                108
        Las Vegas Division (1)                               --                 88
                                                       -----------         -----------
        Number of Homes                                     103                289
                                                       ===========         ===========

        Aggregate Sales Value                          $13,490,000         $31,931,000
                                                       ===========         ===========

        Average Sales Price                              $131,000            $110,500
                                                       ===========         ===========

- -----------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first six months of 1996 the Company had no grand openings, compared to four grand openings in the first six months of 1995.

The Company's backlog decreased 64.4% to 103 homes at June 30, 1996 from 289 homes at June 30, 1995. This decrease is due to the sale of the Phoenix and Las Vegas divisions, a fewer number of grand openings and active projects, and declining inventory available for sale. However, the number of California homes in backlog increased by 10.8%. The aggregate sales value of the units in backlog decreased by $18.4 million or 57.8%, due to the decrease in number of homes under sales contracts. The average sales price of homes in backlog increased by $20,500 or 18.6% due to a change in the mix of homes offered for sale.

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

NET ORDERS

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                               Net Orders for the            Net Orders for the
                                                 Three Months                    Six Months
                                                 Ended June 30,                 Ended June 30,
                                               ------------------             -----------------
                                               1996          1995             1996         1995
                                               ----          ----             ----         ----
    Southern California Division
         High Desert                            22            28               47           61
         Riverside County                       13            28               29           54
    Phoenix Division (1)                        --            66               --          116
    Las Vegas Division (1)                      --            63               --          114
                                               ---          ----              ---         ----
         Total                                  35           185               76          345
                                               ===          ====              ===         ====


- ---------------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Net new orders declined to 35 homes from 185 homes for the three months ended June 30, 1996 and 1995, respectively, a decrease of 81.1%. Net new orders declined to 76 homes from 345 homes for the six months ended June 30, 1996 and 1995, respectively, a decrease of 78.0%. The decrease in California net orders was 21 homes or 37.5% in the three months ended June 30, 1996 and 39 homes or 33.9% in the six months ended June 30, 1996. The decrease in California net orders is attributable to market weakness, as well as fewer subdivisions and declining inventory available for sale.

VARIABILITY IN QUARTERLY RESULTS

The Company has experienced, and expects to continue to experience, significant variability in its operating results. This variability may cause the Company's overall results of operations to fluctuate significantly on a period-to-period basis, and revenues anticipated to occur in a fiscal period may not be earned until subsequent fiscal periods. Many factors contribute to this variability, including: (i) the timing and mix of home deliveries; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of the real estate markets and the economy in general; (iv) the cyclical nature of the home building industry and changes in prevailing interest rates; (v) cost and availability of materials and labor; and (vi) delays in construction schedules caused by timing of inspections and approvals by regulatory agencies, strikes at subcontractors and adverse weather conditions. The Company's historical financial results are not necessarily a meaningful indicator of future results and, in general, the Company expects its financial results to vary from project to project. The Company's revenue and net income may also vary substantially as a result of variations in the number of projects at which the Company is closing the sale of homes at any one time. In addition, the recent sale of operations in Phoenix and Las Vegas has resulted in a reduction in the level of closings and revenues, and has had an adverse effect on earnings.

INFLATION

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company believes that higher mortgage interest rates during much of 1995, that increased again in the second quarter of 1996 has had a negative impact on home sales, particularly on entry-level buyers. Inflation also increases the Company's interest cost and the cost of labor and materials. The Company attempts to pass any such increases in costs to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ADOPTION OF ACCOUNTING STANDARDS

In March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows from an asset to be held and used is less than the carrying amount of the asset, an impairment loss must be recognized in the amount of the difference between the carrying amount and fair value less the costs to sell. Assets to be disposed of must be valued at the lower of the carrying amount or fair value less costs to sell. The Company did not adopt SFAS No. 121 as of December 31, 1995, continuing to state its real estate inventories at lower of cost or net realizable value. The Company's adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth herein have been prepared assuming the Company will continue as a going concern. In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that the cash flow from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise additional capital needed for both ongoing working capital and the acquisition of land for future projects in Southern California. If the Company is not successful in obtaining sufficient capital in 1996 to fund its planned expenditures, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases and have a material adverse effect on the Company's business, financial condition and results of operations The Company is unable to predict whether it will be successful in raising such capital, nor can any assurances be given that, if successful, the capital will be raised on terms favorable to the Company. Accordingly, absent raising additional capital, the Company's ability to finance the acquisition of additional land for the delivery of future homes will be impaired. Additionally, as a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. A number of these subcontractors and suppliers have filed liens, a few of which are pursuing further legal action, including the filing of complaints.

In the first quarter of 1996 the Company entered into common stock purchase agreements for 545,265 shares of common stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. The Company issued 332,265 shares of common stock in the three months ended March 31, 1996 and issued an additional 213,000 shares of common stock in the three months ended June 30, 1996 upon conversion of a convertible note issued under a convertible note purchase agreement. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration. Subsequent to June 30, 1996 the Company entered into a common stock purchase agreement with a subcontractor to issue 4,896 shares of common stock in payment of $4,896 of accounts payable. There was no commitment to file a registration statement relating to these shares.

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

In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builder's affiliates. Subsequent to conducting due diligence relating to the proposed combination, negotiations have been mutually terminated.

In May 1996, the Company assigned its $293,000 receivable from Victor Valley Commercial Properties, an affiliated partnership, to Ira C. Norris in exchange for a cash payment of $293,000. Additionally, in May 1996, Mr. Norris committed, subject to certain conditions, to advance up to $750,000 to the Company in exchange for a secured promissory note. It is anticipated that this advance would be used to facilitate the extension of $6.6 million of loans with a commercial bank that have matured. Any such advance would be on terms no less favorable to the Company than could be obtained from an unaffiliated third party. A term sheet regarding the extension and modification of these loans was executed by both parties late in the second quarter; however, no assurances can be given that this transaction will be consummated. Both of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

In the second quarter of 1996, the Company formed two joint ventures, one of those structured as a participating note agreement, for projects to be built on Company-owned land, and is in the process of forming two additional joint ventures for new land acquisitions. The Company believes that the two new projects will generate sales in the second half of 1996. No assurances can be given whether the company will enter into definitive agreements with respect to the two additional transactions, or if entered into, whether these transactions will be consummated.

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

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At June 30, 1996 and December 31, 1995, the Company had outstanding land seller indebtedness of $3.9 million and $5.5 million, respectively.

In the second quarter of 1996 the Company concluded that it would proceed to deed back a portion of a parcel of land in Riverside County to the land seller in full satisfaction of the outstanding seller debt. A reserve in the amount of $256,000 was recorded in 1995 relating to this property. When this deedback occurs, it will result in a reduction of real estate inventories of $390,000 in satisfaction of $390,000 of indebtedness outstanding as of June 30, 1996.

In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in full satisfaction of the indebtedness. One of these properties was deeded back to the land seller in the first quarter of 1996 in satisfaction of $1.0 million of indebtedness, and one of these properties was deeded back to the land seller in the second quarter of 1996 in satisfaction of $0.5 million indebtedness. If all four remaining deedbacks occur, it would result in a reduction of real estate inventories of $1.6 million (net of a reserve in the amount of $4.1 million as of June 30, 1996), in satisfaction of $1.6 million of indebtedness outstanding at June 30, 1996. Additionally, based on the Company's evaluation of the net realizable value of its remaining other properties, write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County.

In 1994, the Company commenced the process of deeding property back to nine other land sellers. The Company recorded a charge to operations in 1994 of approximately $4.1 million, and as the deedbacks occur will ultimately reduce its real estate inventories and debt obligations by $3.2 million, $1.4 million of which was recorded in 1995. As of June 30, 1996, the Company is still in the process of deeding back land to five of these land sellers that will result in a further reduction of real estate inventories of $1.8 million in satisfaction of $1.8 million of indebtedness outstanding at June 30, 1996.

The Company typically obtains its infrastructure, development and construction funding from commercial banks. Lenders generally provided interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on construction loans ranged from the prime rate plus 1.0% to the prime rate plus 2.25% and interest rates on development loans ranged from the prime rate plus 1.0% to the prime rate plus 3.0%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At June 30, 1996, aggregate borrowings of approximately $12.0 million were outstanding under these facilities ($6.6 million of which has matured) and approximately $7.5 million was available for further qualified project finance borrowing.

The Company also has revolving lines of credit with two banks. The first is a $3.0 million line that bears annual interest at the prime rate plus 1.0%, matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 and scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share that expires June 30, 2000. The second is a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now payable on demand, and the Company is negotiating the terms of an extension. The outstanding balance under these lines of credit at June 30, 1996 totaled $4.4 million.

At June 30, 1996, the Company did not satisfy certain financial covenants with two lenders, one a bank and one a development lender, related to minimum liquidity and minimum net worth levels at quarter end. The Company has received appropriate waivers from both of the affected lenders. An additional bank eliminated all financial covenants as part of a loan extension and modification. Based on the anticipated results for the balance of 1996 and the need for additional working capital, the Company will likely be in violation of certain financial covenants under its existing loan agreements for future quarters. Although the Company believes these covenants will be appropriately modified or waived, the Company can give no assurance that such modifications or waivers will be obtained.

The availability of borrowed funds for homebuilders, especially for land acquisition and construction financing is variable, and at times has been severely restricted and in some cases eliminated entirely. Currently such financings are generally available.

In late 1992 and throughout 1993, the Company encountered a significant increase in the price of lumber purchased for use in its homes. In response, the Company in the fourth quarter of 1993 entered into a lumber purchase contract for 600 homes in 1994 at specified pre-established prices. The Company purchased lumber for approximately 100 homes under the contract. In February 1995, the Company reached an agreement with the lumber company to settle its outstanding lumber purchase commitment for $800,000, $645,000 of which was paid during 1995 and the remaining balance of $155,000 was paid during the six months ended June 30, 1996.

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

         In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. Additionally, the court has indicated that there could be no claim or recovery for alleged negligent infliction of emotional distress. The Company believes that the claims made against it are without merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business.

ITEMS 2 AND 3.  Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         (a)     The Company held its Annual Meeting of Stockholders on May 14,
                 1996.

         (b)     The following director was elected at the Annual Meeting of
                 Stockholders:

                                  Ira C. Norris

                 The following are additional directors whose term of office continued after the meeting:

                                  Robert H. Daskal
                                  Thomas E. Gibbs, Jr.
                                  Ronald L. Neeley
                                  John F. Seymour, Jr.

         (c) At the Annual Meeting of Stockholders, the following matters were voted upon:

                 (1)      A proposal to elect a director as follows:

                                                             Ira C. Norris
                                 Affirmative votes:              7,511,032
                                 Negative votes:                         0
                                 Abstentions:                       19,335
                                 Not voted:                        879,206

                 (2) A proposal to ratify the selection of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 1996.

                                 Affirmative votes:              7,416,784
                                 Negative votes:                   106,068
                                 Abstentions:                        7,515
                                 Not voted:                        879,206

ITEM 5.  Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

          10.1 Limited Partnership Agreement of Spirit Corona 77, L.P. by and between ORA A&D Associates, L.P., a California Limited Partnership and Inco Homes Corporation, a Delaware corporation, dated January 11, 1996.

          10.2 Limited Partnership Agreement of Freedom -- Eagle Ranch Housing Partners by and between Julia Construction Inc., a California corporation, Fred E. Liao and Bob C. Chang, and Inco Homes Corporation, a Delaware corporation, dated May 1, 1996.

          10.3 Secured Participation Note by and between ALG-1996-1, a California Limited Partnership and Inco Homes Corporation, a Delaware corporation, dated June 26, 1996.

          27.1   Financial Data Schedule.

         (b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated April 11, 1996 regarding a letter of intent entered into with an unaffiliated privately held home builder relating to a potential combination of the Company and the home builder. No financial statements were filed as a part of the report.

                             INCO HOMES CORPORATION

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INCO HOMES CORPORATION



Date: August 8, 1996                      By:   /s/ Ira C. Norris
                                              ------------------------------
                                              IRA C. NORRIS
                                              Chairman of the Board, President
                                              and Chief Executive Officer



Date: August 8, 1996                      By:  /s/ Robert H. Daskal
                                              ------------------------------
                                              ROBERT H. DASKAL
                                              Executive Vice President and
                                              Chief Financial Officer

                             INCO HOMES CORPORATION

                                 EXHIBIT INDEX



                                                                                       SEQUENTIALLY
                                                                                         NUMBERED
EXHIBIT NO.                                 DESCRIPTION                                    PAGE
- -----------                                 -----------                                ------------
     10.1       Limited Partnership Agreement of Spirit Corona 77, L.P. by and
                between ORA A&D Associates, L.P., a California Limited
                Partnership and Inco Homes Corporation, a Delaware corporation, dated January 11, 1996.

     10.2       Limited Partnership Agreement of Freedom -- Eagle Ranch Housing
                Partners by and between Julia Construction Inc., a California corporation, Fred E. Liao and Bob C. Chang, and Inco Homes
                Corporation, a Delaware corporation, dated May 1, 1996.

     10.3       Secured Participation Note by and between ALG-1996-1, a
                California Limited Partnership and Inco Homes Corporation, a
                Delaware corporation, dated June 26, 1996.

     27.1       Financial Data Schedule.