Form 10-Q
period 1996-09-30
INCO HOMES CORP
filed 1996-11-14
CIK 897432

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                              -------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21378


                             INCO HOMES CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           33-0534734
           --------                                           ----------
   (State or jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                           Identification No.)

      1282 WEST ARROW HIGHWAY
         UPLAND, CALIFORNIA                                      91786
          ------------------                                     -----
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

                             YES  [X]       NO  [_]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                    Outstanding at
 Class of Common Stock            September 30, 1996
------------------------          ------------------
     $.01 par value                      8,622,573

                             INCO HOMES CORPORATION

                                     INDEX

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1996 and
           December 31, 1995..........................................     3

           Consolidated Statements of Operations for the Three
           Months and Nine Months Ended September 30, 1996 and 1995...     4

           Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 1996 and 1995...................     5

           Notes to Consolidated Financial Statements (Unaudited).....     6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................     9

PART II    OTHER INFORMATION..........................................    19

SIGNATURES............................................................    21

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)          SEPTEMBER 30,    DECEMBER 31,
                                                   -----------------------------
                                                        1996            1995
                                                   -------------    ------------
                                                    (Unaudited)
ASSETS

Cash and cash equivalents                          $         644    $        420
Receivable from sale of divisions                             -            1,722
Real estate inventories -- net of allowances
 of $14,729 and $19,425 for 1996 and 1995,
 respectively                                             39,094          40,535
Deferred tax asset -- net of valuation
 allowances of $8,747 and $7,759 for 1996
 and 1995, respectively                                    2,200           2,200
Other assets                                                 532             897
                                                   -------------    ------------
    Total assets                                   $      42,470    $     45,774
                                                   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities           $       7,772    $      8,742
Notes payable secured by real estate                      14,602          16,660
Lines of credit                                            4,396           4,840
Minority partners' investment in consolidated
 partnerships                                              2,110              -
                                                   -------------    ------------
    Total liabilities                                     28,880          30,242
                                                   -------------    ------------

Commitments and contingencies

Stockholders' Equity
  Common stock -- $.01 par value; 20,000,000
   shares authorized, 8,622,573 and 8,077,308
   shares issued and outstanding for 1996 and
   1995, respectively                                         86              81
  Additional paid in capital                              41,199          40,676
  Deficit                                                (27,695)        (25,225)
                                                   -------------    ------------
    Total stockholders' equity                            13,590          15,532
                                                   -------------    ------------
    Total liabilities and stockholders' equity     $      42,470    $     45,774
                                                   =============    ============

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(DOLLARS IN THOUSANDS,       FOR THE THREE MONTHS          FOR THE NINE MONTHS
EXCEPT PER SHARE DATA)        ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                             -----------------------   ------------------------
                                1996         1995         1996          1995
                             ----------   ----------   ----------    ----------
Revenue from home sales      $    5,704   $   17,194   $   12,322    $   59,036
Cost of homes sold                5,089       14,848       11,259        49,989
                             ----------   ----------   ----------    ----------
  Gross profit                      615        2,346        1,063         9,047
                             ----------   ----------   ----------    ----------
Selling and marketing
 expenses                           831        1,847        2,015         6,269
General and administrative
 expenses                           454          901        1,594         3,062
                             ----------   ----------   ----------    ----------
                                  1,285        2,748        3,609         9,331
                             ----------   ----------   ----------    ----------
    Operating loss                 (670)        (402)      (2,546)         (284)

Other income                          2          117           73           225
Mortgage brokerage loss
 -- net                              -          (181)          -           (344)
                             ----------   ----------   ----------    ----------
  Loss before minority
   partners' share and
   benefit for income
   taxes                           (668)        (466)      (2,473)         (403)
Minority partners' share
 of loss                              1           -             3            -
                             ----------   ----------   ----------    ----------
  Loss before benefit for
   income taxes                    (667)        (466)      (2,470)         (403)
Benefit for income taxes             -          (187)          -           (162)
                             ----------   ----------   ----------    ----------
  Net loss                   $     (667)  $     (279)  $   (2,470)   $     (241)
                             ==========   ==========   ==========    ==========
Net loss per common share    $    (0.08)  $   (0.035)  $    (0.29)   $    (0.03)
                             ==========   ==========   ==========    ==========
Weighted average number of
 common shares outstanding    8,622,573    8,077,308    8,467,879     8,040,114
                             ==========   ==========   ==========    ==========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(DOLLARS IN THOUSANDS)                         FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                               -------------------------
                                                 1996             1995
                                               --------         --------
Cash flows from operating activities:
  Net loss                                     $ (2,470)         $  (241)
  Adjustment to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Minority partners' share                          3               -
    (Increase) decrease in receivable from
     sale of divisions                            1,702               -
    (Increase) decrease in real estate
     inventories                                 (2,019)           5,525
    (Increase) decrease in income taxes
     receivable                                      -             2,204
    (Increase) decrease in deferred tax
     asset                                           -              (140)
    (Increase) decrease in other assets             385              391
    Increase (decrease) in accounts
     payable and accrued liabilities               (384)          (3,108)
                                               --------          -------
      Net cash provided by (used in)
       operating activities                      (2,783)           4,631
                                               --------          -------
Cash flow from financing activities:
  Proceeds from notes payable secured by
   real estate                                   13,905           45,123
  Repayments on notes payable secured by
   real estate                                  (12,561)         (49,740)
  Proceeds from lines of credit                      -             6,000
  Repayments on lines of credit                    (444)          (6,000)
  Contributions from minority partners            2,107               -
                                               --------          -------
    Net cash provided by (used in)
     financing activities                         3,007           (4,617)
                                               --------          -------
Net increase in cash and cash equivalents           224               14
Cash and cash equivalents at beginning of
 year                                               420              747
                                               --------          -------
Cash and cash equivalents at end of period     $    644          $   761
                                               ========          =======

Supplemental schedule of non-cash activities:

  [1]  In the nine months ended September
       30, 1996, the Company issued 545,265
       shares of common stock to creditors in
       exchange for relieving the Company of
       $539,000 of accounts payable.

  [2]  In the nine months ended September
       30, 1996, the Company deeded back
       property with a book cost basis of $3.4
       million to land sellers in satisfaction
       of $3.4 million in indebtedness.

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, the Company's general partnership interests in Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), Spirit Corona 77, L.P. ("Spirit Corona 77"), Freedom--Eagle Ranch Housing Partners ("Freedom") and Triumph- -Lancaster Housing Partners ("Triumph") and the Company's participation note agreement with ALG 1996-1 ("ALG"). All significant intercompany transactions have been eliminated.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended September 30, 1996 and 1995, the Company incurred $100,800 and $32,000, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the nine months ended September 30, 1996 and 1995, the Company incurred $125,800 and $75,600, respectively, in fees and costs with Nancy Orman interiors. Nancy Orman Interiors is affiliated with Ira C. Norris.

     For the three months ended September 30, 1996 and 1995, the Company incurred rental expense for the use of office space of $26,500 and $40,300, respectively, with Inco Plaza, Ltd., an affiliated partnership. For the nine months ended September 30, 1996 and 1995, the Company incurred rental expense of $79,500 and $120,800, respectively, with Inco Plaza, Ltd.

     Included in other assets at December 31, 1995 is an unsecured non-interest bearing advance in the amount of $293,000 to Victor Valley Commercial Properties, an affiliated partnership. During the three months ended June 30, 1996, this advance was assigned by the Company to Ira C. Norris in exchange for a cash payment of $293,000.

     Included in accounts payables and accrued liabilities at September 30, 1996 is an unsecured advance in the amount of $300,000 from Ira C. Norris.

     Included in notes payable secured by real estate is a $600,000 note payable to ALG, with interest at prime plus 3.0%, that matures June 26, 1998. Thomas E. Gibbs, Jr. a director of the Company, is a partner of ALG. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a partner in Triumph, and Mr. Gibbs is a partner in Palmdale Vistas.

NOTE 3 - UNAUDITED NET INCOME PER COMMON SHARE

     The primary and fully diluted weighted average number of common shares was 8,622,573 and 8,077,308 for the three months ended September 30, 1996 and 1995, respectively, and 8,467,879 and 8,040,114 for the nine months ended September 30, 1996 and 1995, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 4 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1995 to September 30, 1996, is reconciled as follows:

      Dollars in thousands
                                                        Common Stock
                                            Number     and Additional
                                           of Shares   Paid in Capital     Deficit     Total
                                         ----------------------------------------------------
      Balance - December 31, 1995          8,077,308      $40,757         $(25,225)   $15,532
      Common Stock Issued                    545,265          528             ---         528
      Net Loss                                   --          --             (2,470)    (2,470)
                                         ----------------------------------------------------
      Balance - September 30, 1996         8,622,573       $41,285        $(27,695)   $13,590
                                         ====================================================

     Common stock was issued during the nine months ended September 30, 1996 to certain subcontractors, suppliers and other creditors in satisfaction of debt owed by the Company. See Part I, Item 2. -- Liquidity and Capital Resources.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of September 30, 1996, the Company had an open escrow for the potential purchase of land for future residential development in the amount of $3.1 million.

     As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, some of which are pursuing further legal action, including the filing of complaints. Additionally, the Company is presently involved in litigation regarding alleged construction defects at one of its projects. See Part II, Item 1. -- Legal Proceedings.

     The Company is engaged in negotiations with a commercial bank regarding the extension and modification of $6.3 million of matured loans relating to two projects. See Part I, Item 2. -- Liquidity and Capital Resources.

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

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions continued in 1996 and have had an adverse impact on the CompanyOs results of operations.

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

In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert region of San Bernardino County. The Company owned these properties subject to seller loans that had current or approaching maturity dates. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in satisfaction of the indebtedness. See Part I, Item 2. -- Liquidity and Capital Resources.

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", for both the three months and nine months ended September 30, 1996 the Company did not record an additional net deferred tax asset for the operating losses incurred. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales decreased to $5.7 million during the three months ended September 30, 1996, from $17.2 million during the three months ended September 30, 1995, representing a decrease of $11.5 million or 66.8%. The Company closed 41 homes at an average sales price of $139,100 during the three months ended September 30, 1996 compared to 149 homes closed at an average sales price of $115,400 during the three months ended September 30, 1995, a 72.5% decrease in closings and a 20.5% increase in average sales price. The decrease in California closings was 18.0%.

Revenue from home sales decreased to $12.3 million during the nine months ended September 30, 1996, from $59.0 million during the nine months ended September 30, 1995, representing a decrease of $46.7 million or 79.1%. The Company closed 91 homes at an average sales price of $135,400 during the nine months ended September 30, 1996 compared to 478 homes closed at an average sales price of $123,500 during the nine months ended September 30, 1995, an 81.0% decrease in closings and a 9.6% increase in average sales price. The decrease in California closings was 59.4%.

The decrease in revenue and number of homes closed during both the three months and nine months ended September 30, 1996 is attributable to the close-out of two successful subdivisions in Riverside County in 1995, the sale of the Phoenix and Las Vegas divisions and a decrease in demand combined with declining inventory available for sale in California. The increased average sales price is attributable to a change in the mix of homes offered for sale.

The following table sets forth, for the periods indicated, the number of homes closed by the Company's three operating divisions:

                                  Homes Closed for           Homes Closed for
                                  the Three Months           the Nine Months
                                 Ended September 30,        Ended September 30,
                                --------------------       ---------------------
                                 1996         1995           1996         1995
                                -------     --------       --------      -------
   Southern California
    Division
      High Desert                 29           33             58           110
      Riverside County            12           17             33           114
   Phoenix Division (1)           --           50             --           146
   Las Vegas Division (1)         --           49             --           108
                                -------     --------       --------      -------
      Total                       41          149             91           478
                                =======     ========       ========      =======

-------------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended September 30, 1996 was $5.1 million, a decrease of $9.7 million, or 65.7%, from $14.8 million during the three months ended September 30, 1995. Cost of homes sold as a percentage of revenue increased to 89.2% for the three months ended September 30, 1996 from 86.4% for the same period in 1995. Cost of homes sold for the nine months ended September 30, 1996 was $11.3 million, a decrease of $38.7 million, or 77.5% from $50.0 million during the nine months ended September 30, 1995. Cost of homes sold as a percentage of revenue increased to 91.4% for the nine months ended September 30, 1996 from 84.7% for the same period in 1995.

The increase in cost of homes sold as a percentage of revenue for both the three months and nine months ended September 30, 1996 is the result of a number of factors including price discounts and other sales incentives due to continuing competitive pressures, the close out of certain high desert communities and certain fixed costs included in cost of homes sold.

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

Selling expenses were $0.4 and $0.8 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of 51.8%. Selling expenses as a percentage of revenue were 6.9% and 4.7% for the three months ended September 30, 1996 and 1995, respectively. Selling expenses were $1.0 and $2.7 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 64.0%. Selling expenses as a percentage of revenue were 7.8% and 4.5% for the nine months ended September 30, 1996 and 1995, respectively.

The decrease in the dollar amount of selling expenses was a result of the sale of the Phoenix and Las Vegas divisions, a smaller number of active projects in Southern California and the implementation of cost reduction measures to further reduce selling expenses. The increase in selling expenses as a percentage of revenue is primarily due to the greater proportion of homes closed using outside brokers, a change in the commission structure, financing incentives granted to homebuyers as a result of higher interest rates and the low level of closing revenues.

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

Marketing expenses were $0.4 and $1.0 million for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of 57.5%. As a percentage of revenue, marketing expenses were 7.7% and 6.0% for the three months ended September 30, 1996 and 1995, respectively. Marketing expenses were $1.1 and $3.6 million for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of 70.7%. As a percentage of revenue, marketing expenses were 8.6% and 6.1% for the nine months ended September 30, 1996 and 1995, respectively.

The decrease in the dollar amount of marketing costs was a result of the sale of the Phoenix and Las Vegas divisions, a smaller number of active projects in Southern California and the implementation of cost reduction measures to further reduce marketing expenses. The increase in marketing costs as a percentage of revenues is due to the low level of closing revenues.

During the third quarter of 1996 and 1995, the Company was actively selling homes in nine and eleven projects, respectively. In the first nine months of 1996 the Company had one grand opening that occurred in the third quarter. In 1995, marketing costs were incurred related to two grand openings in the first quarter, two grand openings in the second quarter and none in the third quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting, general office expense and other corporate and division level expenses.

General and administrative expenses were $0.5 and $0.9 million for the three months ended September 30, 1996 and 1995, respectively, a decrease of 49.6%. As a percentage of revenue, general and administrative expenses were 8.0% and 5.2% for the three months ended September 30, 1996 and 1995, respectively. General and administrative expenses were $1.6 million and $3.1 million for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 47.9%. As a percentage of revenue, general and administrative expenses were 12.9% and 5.2% for the nine months ended September 30, 1996 and 1995, respectively.

The decrease in the dollar amount of general and administrative expenses primarily reflects the sale of the Phoenix and Las Vegas divisions and the Company's continuing cost reduction measures. The increase as a percentage of revenues is due to the low level of closing revenues.

Other Income

Other income includes interest earned on cash balances related to certain projects, miscellaneous income and income from the Company's insurance services operations. Other income was $2,000 and $117,000 for the three months ended September 30, 1996 and 1995, respectively, and $73,000 and $225,000 for the nine months ended September 30, 1996 and 1995, respectively. The decrease was primarily related to the sale of the insurance services operations in the third quarter of 1995 to an unrelated third party.

Mortgage Brokerage Loss  - Net

Mortgage brokerage loss - net of Freedom Mortgage, Inc. ("Freedom Mortgage"), the Company's former wholly-owned mortgage brokerage business, reflects revenue earned from loan origination, discount and servicing release fees, net of costs.

In the third quarter of 1995, the Company transferred the California and Las Vegas operations of Freedom to an unrelated third party, and in December 1995 the Company transferred its Phoenix operations in conjunction with the sale of its Phoenix division.

Freedom Mortgage generated a net loss of $181,000 for the three months ended September 30, 1995 and a net loss of $344,000 for the nine months ended September 30, 1995. The net loss was attributable to Freedom Mortgage's low capture rate and the high general and administrative costs associated with these operations, and a $100,000 write-off of assets related to the sale of the California and Las Vegas operations.

Minority Partners' Share

Minority partners' share represents the interest of limited partners in partnerships included in the Company's financial statements. In January 1996 the Company formed Spirit Corona 77, in May 1996 the Company formed Freedom and in August 1996 the Company formed Triumph. In June 1996 the Company entered into a participation note agreement with ALG. Mr. Gibbs, a director of the Company, has an interest in three of these limited partnerships. See Note 2 to Consolidated Financial Statements (Unaudited) included herewith.

The minority partners' share of losses was $1,000 and $3,000 for the three months and nine months ended September 30, 1996, respectively, and $0 for the three months and nine months ended September 30, 1995.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended September 30, 1996, the Company increased its valuation allowance by $267,000 and for the nine months ended September 30, 1996, the Company increased its valuation allowance by $988,000. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit that would have otherwise been recorded. The benefit for income taxes was $187,000 for the three months ended September 30, 1995 and $162,000 for the nine months ended September 30, 1995. As of December 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of $8.7 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million and $5.0 million expire in the years 2009 and 2010, respectively.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided an $8.7 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

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

                                               Backlog at September 30,
                                         ----------------------------------
                                             1996                  1995
                                         ------------           -----------
         Southern California Division
           High Desert                        49                     52
           Riverside County                   44                     40
         Phoenix Division (1)                 --                    100
         Las Vegas Division (1)               --                     87
         Number of Homes                      93                    279
                                         ===========            ===========
         Aggregate Sales Value           $12,400,000            $29,950,000
                                         ===========            ===========
         Average Sales Price             $ 133,300              $ 107,300
                                         ===========            ===========

-----------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first nine months of 1996 the Company had one grand opening, compared to four grand openings in the first nine months of 1995.

The Company's backlog decreased 66.7% to 93 homes at September 30, 1996 from 279 homes at September 30, 1995. This decrease is due to the sale of the Phoenix and Las Vegas divisions, a fewer number of grand openings and active projects, and declining inventory available for sale. The number of California homes in backlog increased by 1.1%. The aggregate sales value of the units in backlog decreased by $17.6 million or 58.6%, due to the decrease in number of homes under sales contracts. The average sales price of homes in backlog increased by $26,000 or 24.2% due to a change in the mix of homes offered for sale.

No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period. The Company believes that cancellations have been relatively high in recent periods, reflecting the weak economic conditions that have existed in the Southern California markets, increased competition, higher interest rates and the inability of certain potential homebuyers to qualify for mortgage financing.

NET ORDERS

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                Net Orders for the         Net Orders for the
                                    Three Months                Nine Months
                                Ended September 30,        Ended September 30,
                               --------------------       --------------------
                                1996         1995           1996         1995
                               -------      -------       --------     -------
   Southern California
    Division
      High Desert                 15           32             62           93
      Riverside County            16           17             45           71
   Phoenix Division (1)           --           42             --          158
   Las Vegas Division (1)         --           48             --          162
                               -------      -------        -------     -------
      Total                       31          139            107          484
                               =======      =======        =======     =======

-----------------
(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party.

Net new orders declined to 31 homes from 139 homes for the three months ended September 30, 1996 and 1995, respectively, a decrease of 77.7%. Net new orders declined to 107 homes from 484 homes for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 77.9%. The decrease in California net orders was 18 homes or 36.7% in the three months ended September 30, 1996 and 57 homes or 34.8% in the nine months ended September 30, 1996. The decrease in California net orders is attributable to market weakness, as well as a smaller number of subdivisions and declining inventory available for sale.

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

INFLATION

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company believes that higher mortgage interest rates during much of 1995, that increased again in the second quarter and the early part of the third quarter of 1996 has had a negative impact on home sales, particularly on entry-level buyers. Inflation also increases the Company's interest cost and the cost of labor and materials. The Company attempts to pass any such increases in costs to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ADOPTION OF ACCOUNTING STANDARDS

In March 1995 the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, with earlier application encouraged. SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future undiscounted cash flows from an asset to be held and used is less than the carrying amount of the asset, an impairment loss must be recognized in the amount of the difference between the carrying amount and fair value. Assets to be disposed of must be valued at the lower of the carrying amount or fair value less costs to sell. The Company did not adopt SFAS No. 121 as of December 31, 1995, continuing to state its real estate inventories at lower of cost or net realizable value. The Company's adoption of SFAS No. 121 in 1996 did not have a material impact on the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth herein have been prepared assuming the Company will continue as a going concern. In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that the cash flow from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise additional capital needed for both ongoing working capital and the acquisition of land for future projects in Southern California. If the Company is not successful in obtaining sufficient capital in 1996 to fund its planned expenditures, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases and have a material adverse effect on the Company's business, financial condition and results of operations The Company is unable to predict whether it will be successful in raising such capital, nor can any assurances be given that, if successful, the capital will be raised on terms favorable to the Company. Accordingly, absent raising additional capital, the Company's ability to finance the acquisition of additional land for the delivery of future homes will be impaired. Additionally, as a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, some of which are pursuing further legal action, including the filing of complaints.

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

In March 1996, the Company entered into a letter of intent with an unaffiliated third party to sell 2,000,000 shares of the Company's Common Stock to the third party in a private transaction. The letter of intent contemplated a price not to exceed $1.10 per share nor to be less than $0.95 per share. As the Company's stock price has since declined, the Company and this third party are engaged in further negotiations relating to this transaction. No assurances can be given whether or when the Company and the third party will enter into a definitive purchase agreement, or if entered into, what the precise terms of the transaction will be and whether any conditions to the consummation of such a transaction will be satisfied.

In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builder's affiliates. Subsequent to conducting due diligence relating to the proposed combination, negotiations were mutually terminated. Recently, at the request of the unaffiliated home builder, discussions have resumed. No assurances can be given whether or when the Company and the home builder will enter into a definitive agreement or, if entered into, what the precise terms of the transaction will be and whether any conditions to the consummation of such a transaction will be satisfied.

In May 1996, the Company assigned its $293,000 receivable from Victor Valley Commercial Properties, an affiliated partnership, to Ira C. Norris in exchange for a cash payment of $293,000. In May 1996, Mr. Norris committed, subject to certain conditions, to advance up to $750,000 to the Company in exchange for a secured promissory note. It is anticipated that this advance will be used in connection with the extension and modification of $6.3 million of matured loans relating to two projects with a commercial bank. Any such advance would be on terms no less favorable to the company than could be obtained from an unaffiliated third party. A non-binding agreement in principle has been reached with the bank relating to an extension and modification for the loans relating to one of these projects, and negotiations are continuing with regard to the loans relating to the second project. No assurances can be given that either of these transactions will be consummated. Additionally, in September 1996, Mr. Norris provided the Company with a $300,000 loan for working capital purposes. All three of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

In the third quarter of 1996, the Company formed a joint venture for a project to be built on land acquired from an unaffiliated third party. In the second quarter of 1996, the Company formed two joint ventures, one of those structured as a participating note agreement, for projects to be built on Company-owned
land.   Grand openings have recently occurred at all three of these new projects, and all are currently generating sales. These three projects are located in Victorville, Adelanto and Lancaster, and will consist of 166, 162 and 78 homes, respectively, with sales prices ranging from $73,000 to $125,000. In October 1996, the Company entered into one additional joint venture, structured as a participating note agreement, relating to a new 83 home project in Fontana to be built on land acquired from an unaffiliated third party.

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

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At September 30, 1996 and December 31, 1995, the Company had outstanding land seller indebtedness of $2.0 million and $5.5 million, respectively.

In the second quarter of 1996 the Company commenced negotiations to deed back a portion of a parcel of land in Riverside County to the land seller in satisfaction of the outstanding seller debt. A reserve in the amount of $256,000 was recorded in 1995 relating to this property. If this deedback occurs, it would result in a reduction of real estate inventories of $390,000 in satisfaction of $390,000 of indebtedness outstanding as of September 30, 1996. No assurances can be given regarding the eventual outcome of these negotiations and the resulting terms.

In 1995, the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of some or all of the properties to the sellers in satisfaction of the indebtedness. The deed back of one of these properties to the land seller was recorded in the first quarter of 1996 in satisfaction of $1.0 million of indebtedness, the deed back of one of these properties to the land seller was recorded in the second quarter of 1996 in satisfaction of $0.5 million of indebtedness and the deed back of two of these properties to land sellers were recorded in the third quarter of 1996 in satisfaction of $0.6 million of indebtedness. As of September 30, 1996, the Company was still in negotiations with two of these land sellers. If these negotiations were to result in deedbacks of both of these properties, it would result in a reduction of real estate inventories of $1.0 million (net of a reserve in the amount of $4.5 million as of September 30, 1996), in satisfaction of $1.0 million of indebtedness outstanding at September 30, 1996. No assurances can be given regarding the eventual outcome of these negotiations and the resulting terms. Additionally, based on the Company's evaluation of the net realizable value of its remaining other properties, write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County.

In 1994, the Company commenced negotiations with nine other land sellers from whom the Company purchased land in the high desert. This resulted in the Company recording a charge to operations in 1994 of approximately $4.1 million. In 1995, the Company deeded land back to four of these land sellers, resulting in a $1.4 million reduction of real estate inventories and debt obligations. Further negotiations resulted in deed backs of two of these properties to land sellers, that were recorded by the Company in the third quarter of 1996 in satisfaction of an additional $1.4 million of indebtedness. As of September 30, 1996, the Company was in negotiations with three of these land sellers. If these negotiations were to result in deedbacks of all three of these properties, it would result in a further reduction of real estate inventories of $0.5 million (net of a reserve in the amount of $0.4 million as of September 30, 1996), in satisfaction of $0.5 million of indebtedness outstanding at September 30, 1996. No assurances can be given regarding the eventual outcome of these negotiations and the resulting terms.

The Company typically obtains its infrastructure, development and construction funding from commercial banks. Lenders generally provided interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on construction loans ranged from the prime rate plus 1.0% to the prime rate plus 2.25% and interest rates on development loans ranged from the prime rate plus 1.0% to the prime rate plus 3.0%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At September 30, 1996, aggregate borrowings of approximately $12.6 million were outstanding under these facilities ($4.8 million of which has matured) and approximately $8.3 million was available for further qualified project finance borrowing.

The Company has lines of credit with two banks. The first is a $3.0 million line that bears annual interest at the prime rate plus 1.0%, matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 and scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and
1999, respectively. In connection with the extension and modification of this line of credit, the Company issued a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share that expires June 30, 2000. The second is a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now payable on demand, and the Company is continuing to negotiate the terms of an extension. The outstanding balance under these lines of credit at September 30, 1996 totaled $4.4 million.

At September 30, 1996, the Company did not satisfy certain financial covenants with a bank related to minimum liquidity and minimum net worth levels at quarter end. The Company has received the appropriate waivers from the lender. Based on the anticipated results for the balance of 1996 and the need for additional working capital, the Company will likely be in violation of certain financial covenants with this bank in future quarters. Although the Company believes these covenants will be appropriately modified or waived, the Company can give no assurance that such modifications or waivers will be obtained. An additional bank eliminated all financial covenants as part of a loan extension and modification, and the minimum net worth covenant with a development lender has been permanently modified.

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

     As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, some of which are pursuing further legal action, including the filing of complaints.

     In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. Additionally, the court has indicated that there could be no claim or recovery for alleged negligent infliction of emotional distress. The Company believes that the claims made against it are without merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business. As this litigation is still in process, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

ITEMS 2 THROUGH 4.  Not Applicable.

ITEM 5.  OTHER INFORMATION

     Effective November 11, 1996, the Company's common stock was listed on The Nasdaq SmallCap Market. The trading symbol (INHM) remains unchanged from prior trading on The Nasdaq National Market. Additionally, in order to satisfy the requirements for continued inclusion for listing on The Nasdaq SmallCap Market, a reverse stock split is planned for the Company's common stock, subject to shareholder approval, that the Company plans to seek in the first calendar quarter of 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

         10.1 Limited Partnership Agreement of Triumph--Lancaster Housing Partners by and between the Gibbs Family Trust and Inco Homes Corporation, dated August 5, 1996.

         27.1   Financial Data Schedule.

  (b) Reports on Form 8-K. The Company filed a current report on Form 8-K dated September 17, 1996 regarding a change of its independent accountant to Price Waterhouse LLP from Ernst & Young LLP. The Company filed Amendments No. 1 and No. 2 to this Form 8-K dated September 25, 1996 and October 1, 1996, respectively, to file the requisite letters received from Ernst & Young LLP. No financial statements were filed as a part of these reports.

                            INCO HOMES CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          INCO HOMES CORPORATION



Date: November 12, 1996                   By:     /s/ IRA C. NORRIS
                                                -----------------------
                                                Ira C. Norris
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date: November 12, 1996                   By:     /s/ ROBERT H. DASKAL
                                                ------------------------
                                                Robert H. Daskal
                                                Executive Vice President and
                                                Chief Financial Officer

                             INCO HOMES CORPORATION

                                 EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION                       SEQUENTIALLY
                                                                      NUMBERED
                                                                        PAGE
10.1             Limited Partnership Agreement of Triumph--
                 Lancaster Housing Partners by and between
                 the Gibbs Family Trust and Inco Homes
                 Corporation, dated August 5, 1996.

27.1             Financial Data Schedule.