Form 10-K
period 1996-12-31
INCO HOMES CORP
filed 1997-04-15
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                 ---------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
      For the fiscal year ended December 31, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from____________ to _________


                         COMMISSION FILE NUMBER 0-21378

                             INCO HOMES CORPORATION
             (Exact name of registrant as specified in its charter)



                DELAWARE                                33-0534734
      (State or other jurisdiction                    (I.R.S. employer
    of incorporation or organization)               identification no.)

                             1282 WEST ARROW HIGHWAY
                            UPLAND, CALIFORNIA 91786
               (Address of principal executive offices)(Zip code)

                                 (909) 981-8989
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                  COMMON STOCK
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.____

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997 was $2,878,037.

         The number of shares outstanding of each of the registrant's classes of common stock on March 31, 1997 was as follows:

            COMMON STOCK (PAR VALUE $.01 PER SHARE) 1,637,096 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement relating to the Company's 1997 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

                                     PART I

ITEM 1.  BUSINESS.

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report.

GENERAL

         Inco Homes Corporation ("Inco Homes" or the "Company") is a developer and builder of affordably priced single-family detached homes. Historically, its markets have been in Southern California, primarily in San Bernardino and Riverside Counties, and to a lesser extent, in Los Angeles County. The Company's homes are primarily targeted to the first time buyer and also to the first time move-up buyer where the Company believes there is significant long-term demand. The Company strives to deliver superior value to its homebuyers by aggressively pricing its homes while providing a high quality product.

         In 1994, Inco Homes entered the Phoenix, Arizona and Las Vegas, Nevada markets as part of a diversification and growth strategy. During the fourth quarter of 1994, the Company consolidated its two Southern California homebuilding divisions, the High Desert Division and the Inland Division, into one Southern California operation due to the reduced sales activity in the high desert market and to realize the benefit of certain cost savings. In December 1995 the Company sold its Phoenix and Las Vegas homebuilding divisions to an unrelated third party in order to raise needed capital and refocus on its historical core markets in Southern California.

         During 1996, prices for the Company's homes ranged from $59,990 to $219,000, with an average sales price of $136,000. The Company believes that its focus on affordable housing and history of developing and delivering these types of homes since 1976 has helped it to develop a positive reputation in this market with homebuyers.

         The Company's business strategy in evaluating new projects includes such factors as (i) the strength of the demand for affordable housing, (ii) the existence and type of competition, (iii) the availability of relatively low-cost land, (iv) the availability of utilities and zoning and (v) the receptiveness of local government and community to growth in the housing sector. The Company considers the demand for affordable housing by evaluating such statistical information as (i) the projected growth of the population, (ii) the number of new jobs created or projected to be created, (iii) the number of housing starts in previous periods, (iv) housing inventory and (v) sales absorption rates.

         The Company places great emphasis on customer service and relations and maintaining favorable visibility in the markets in which the Company builds homes. This emphasis on customer service and relations and the Company's value-driven product have earned the Company substantial referrals and a favorable reputation among homebuyers and local governments. The Company believes that customer service and relations is an integral part of its strategy. See " -- Customer Service and Relations."

         The Company was incorporated in October 1992 to succeed to the homebuilding business of its predecessors (the "Predecessor Subsidiaries") operating under the "Inco Homes" name through several limited partnerships and various corporations under the control of Ira C. Norris, the Company's founder (the "Reorganization"). Pursuant to an exchange offer made to the shareholders and partners of the Predecessor Subsidiaries which was effected in April 1993 at the time of the Company's initial public offering (the "Initial Public Offering") of its Common Stock, the Company (i) acquired the outstanding capital stock or partnership interests of the Predecessor Subsidiaries and (ii) consolidated ownership of all of the Company's projects and businesses, except those related to Inco Land Acquisition Company and Palmdale Vistas Housing Developments, L.P. ("Palmdale Vistas"), into the Company. Under the terms of the Reorganization, the consideration paid to acquire the outstanding capital stock and partnership interests of the Predecessor Subsidiaries consisted of shares of Common Stock. Inco Homes(R) and the Company's logo are registered trademarks of the Company.

THE HOMEBUILDING INDUSTRY

         The homebuilding industry is cyclical and is significantly affected by changes in general and local economic conditions, such as employment levels, availability of land, availability and cost of financing land acquisition, development and construction, interest rates, consumer confidence and housing demand, as well as changes in elected officials and changes in government regulation. A variety of other factors affect the housing industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs. Homebuilders are subject to various risks, including conditions of supply and demand in local markets, availability and cost of land, building materials and labor, weather conditions, delays in construction schedules, cost overruns, the entitlement process, the effect of moratoriums and environmental controls, decreased availability of homeowners insurance, and increases in real estate taxes and other local government fees. The Company's business could be adversely affected in the event the Company is not able to attract qualified subcontractors for its projects. Although the Company generally believes its relationships with its subcontractors have been good, recently relationships with certain subcontractors have weakened due to its inability to pay all of its subcontractors on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens. Certain of the Company's projects are long-term in nature and are particularly susceptible to cyclical real estate conditions and the other risks outlined above due to the significant up-front expenditures required and the length of time required to achieve profits from these projects.

         During 1996, the Company's financial results were particularly affected by certain factors, including but not limited to the continued low sales activity in Southern California, higher mortgage interest rates during a portion of the year, and the 1995 sale of its Phoenix and Las Vegas divisions.

SOUTHERN CALIFORNIA HOUSING MARKETS

         As a result of the 1995 sale of the Company's Phoenix and Las Vegas divisions, the Company currently conducts all of its business in the Southern California Counties of San Bernardino, Riverside and Los Angeles. The Company believes that the depressed economic and real estate conditions in California over the last several years have adversely affected its results of operations, most particularly in the high desert region of San Bernardino County. Due to the large number of defense contractors and major corporations located in California, the state's economy has been adversely affected by military spending cutbacks. The prolonged economic downturn in California has had and could continue to have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company continues to conduct detailed reviews of its land holdings, which include land costs, capitalized costs and related seller financing. This has resulted in various writedowns and allowances in current and prior years. Additionally, in both 1995 and 1994 the Company concluded that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt, including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments. The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. There can be no assurance that there will be no write-off of additional costs in the future.

         The areas in which the Company operates in California are subject to earthquakes and other natural disasters. Damage to the Company's projects or highway access to such projects from such earthquakes or other natural disasters, or the perception of potential homebuyers as to the possible damage to a home in these areas, could have a material adverse effect on the Company's business, financial condition and results of operations. To the Company's knowledge, the Company has never suffered any physical damage to its projects as a result of an earthquake, including the Northridge earthquake in January 1994.

SUMMARY OF RESIDENTIAL PROJECTS

         Table I presents information relating to the Company's projects completed since 1987. All homes are single-family detached homes.

                     TABLE I - PROJECTS COMPLETED SINCE 1987

                                                                                       TOTAL
                                                                                       NUMBER
                                                                             YEAR        OF       SALES PRICE
PROJECT                               CITY              COUNTY            COMPLETED    HOMES       RANGE (1)
-------                               ----              ------            ---------    -----       ---------
Liberty Village                       Victorville       San Bernardino       1987      784       $49,990-$85,990
Moreno Del Rey                        Moreno Valley     Riverside            1987      119        89,990-123,990
Atlantic Village                      Palmdale          Los Angeles          1988      127        92,990-105,990
Catalina Collection                   Moreno Valley     Riverside            1989      124        99,990-155,990
Southlake                             Moreno Valley     Riverside            1989      185       104,990-154,990
Pacific Village                       Palmdale          Los Angeles          1991      283       112,990-210,990
Liberty Village                       Victorville       San Bernardino       1991      446        80,990-108,990
Country Village                       Victorville       San Bernardino       1991      189        85,990-135,990
Mustang Series at Northfork           Murrieta          San Bernardino       1992      123       129,990-198,990
Hunter Classic at Northfork           Murrieta          San Bernardino       1992       77       194,990-255,990
Paloverde at Eagle Ranch              Victorville       San Bernardino       1992      116       112,990-147,990
American Traditions                   Palmdale          Los Angeles          1993       89        99,990-127,990
Estates of Chaparral at Eagle Ranch   Victorville       San Bernardino       1994       88       169,990-219,990
Summerplace                           Indio             Riverside            1994      156        84,990-108,990
Dakota at Eagle Ranch                 Victorville       San Bernardino       1995       79       102,990-133,490
Spirit at Eagle Ranch                 Victorville       San Bernardino       1995      104       119,990-153,990
Pride at Eagle Ranch                  Victorville       San Bernardino       1995       39        89,990-127,990
American Traditions                   Adelanto          San Bernardino       1995      401        79,990-100,990
Harmony                               Adelanto          San Bernardino       1995       25        97,990-130,990
Hometown                              Adelanto          San Bernardino       1995      526         72,990-85,990
Victory Lenwood                       Lenwood           San Bernardino       1995       24         53,990-63,990
Pride at Wildrose                     Corona            Riverside            1995      102       126,990-151,490
Spirit                                Murrieta          Riverside            1995      261       133,990-171,990
Pride at Tradition East               Chandler          Maricopa             1995       73(2)     91,990-121,990
Reunion at Tradition East             Chandler          Maricopa             1995      103(2)     85,990-110,990
Victory at Amberlea                   Phoenix           Maricopa             1995       55(2)      66,990-91,990
Hometown                              Las Vegas         Clark                1995       63(2)     84,990-105,990
Reunion                               Las Vegas         Clark                1995       58(2)     99,990-122,990
Victory                               Las Vegas         Clark                1995       22(2)      72,990-94,990
Ventana                               Victorville       San Bernardino       1996      196       136,990-169,990
                                                                                    ======
     Total                                                                           5,037
                                                                                    ======

-----------------

(1) Sales price range reflects base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.

(2) Reflects homes closed by the Company prior to the December 1995 sale of the Phoenix and Las Vegas divisions.

         Table II presents information as of December 31, 1996 relating to the Company's projects in which construction is either in progress or is in the planning process. All homes are single-family detached homes. In all cases the Company either owns the land or has a contract or option to acquire the land, and all such land is entitled.

                     TABLE II - CURRENT AND PLANNED PROJECTS

                                                                                  ANTICIPATED
                                                               HOMES    HOME SITES  OR ACTUAL
                                           ESTIMATED NUMBER    CLOSED    REMAINING    YEAR
                                              OF HOMES AT      AS OF       AS OF   OF INITIAL     SALES PRICE
     PROJECT                LOCATION (1)      COMPLETION(2)   12/31/96   12/31/96  CLOSINGS(3)      RANGE(4)
     -------                ------------   ----------------   --------   --------  -----------    -----------
  HIGH DESERT
  Eagle Ranch
     Freedom (5)            Victorville              166           0        166       1997       $106,990 - 128,540
     Additional Land (6)    Victorville              993           0        993       n/a                       n/a
                                                   -----         ---      -----
         Total Eagle Ranch                         1,159           0      1,159
                                                   -----         ---      -----
  Adelanto
     Victory Lane           Adelanto                 331         311         20       1993          59,990 - 82,990
     Reunion                Adelanto                  72          70          2       1994         91,990 - 118,990
     Winners Circle (7)     Adelanto                 162           1        161       1996         91,990 - 114,990
     Land to be deeded
     back(8)                Adelanto                 527           0        527       n/a                       n/a
                                                   -----         ---      -----

         Total Adelanto                            1,092         382        710
                                                   -----         ---      -----
  Other
     Spirit (9)             Palmdale                 261          51        210       1995        139,000 - 163,000
     Triumph (10)           Lancaster                 78           3         75       1996          72,990 - 90,990
     Vista Verde (6)        Victorville              756           0        756       n/a                       n/a
     Vista Verde-Land to be
        deeded back (11)    Victorville               56                     56       n/a                       n/a
                                                   -----         ---      -----
                                                                   0
         Total Other                               1,151          54      1,097
                                                   -----         ---      -----
         Total High Desert                         3,402         436      2,966
                                                   -----         ---      -----
  INLAND
  Bella Vita (12)           Fontana                   83           0         83       1997        179,990 - 219,990
  Hometown (formerly        Lake Elsinore             63          36         27       1995         99,990 - 141,990
  Reunion)
  Hometown-Land to be
  deeded back (13)          Lake Elsinore            115           0        115       n/a                       n/a

  Desert Pride (formerly    La Quinta                150          10        140       1995        119,990 - 146,990
  Reunion)
  Spirit (14)               Corona                   144          80         64       1995        170,000 - 219,000
                                                   -----         ---      -----
                Total Inland                         555         126        429
                                                   -----         ---      -----

           TOTAL COMPANY                           3,957         562      3,395
                                                   =====         ===      =====

-----------

(1) Victorville, Adelanto and Fontana are located in San Bernardino County. Palmdale and Lancaster are located in Los Angeles County. Lake Elsinore, La Quinta and Corona are located in Riverside County.

(2) Estimated number of homes at completion is subject to change and there can be no assurance that the Company will build these homes.

(3) Anticipated year of initial closing is based on the Company's current planning estimates and forecasts, new orders and the status of construction at these projects, and therefore is subject to change.

(4) Sales price range reflects estimated base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.

(5) The Company is the managing general partner of, and has a 50% interest in, Freedom-Eagle Ranch Housing Partners ("FERHP"), the limited partnership that owns this project. One of the owners of two entities that own approximately 12.2% of the Company's outstanding common stock and a warrant to acquire approximately an additional 10.9%, respectively, is a partner of FERHP. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" and "Item 8. Financial Statements and Supplementary data, Note 8" herein. See also "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"), which, when filed pursuant to Regulation 14A under the Securities Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K. (6) Represents additional land owned by the Company which will be used for future projects.

(7) 45% of project net income from the sale of 151 of these homes will be paid by the Company to ALG 1996-1 ("ALG"), the holder of a Secured Participation Note. Thomas E. Gibbs, Jr., a member of the Company's Board of Directors, holds a 25% general partner's interest in ALG. See "Item 8. Financial Statements and Supplementary Data, Note 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

(8) This land, which is subject to seller financing aggregating $1.0 million at December 31, 1996, is anticipated to be deeded back to the sellers in satisfaction of the related debt. See " -- Southern California Housing Markets."

(9) The Company is the managing general partner of, and has a 51.295% interest in, Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), the limited partnership that owns this project. Mr. Gibbs holds a 1.295% limited partner's interest in Palmdale Vistas, and also a 23% general partner's interest and a 1.376% limited partner's interest in Palmdale Vistas Housing Investments, a limited partnership which holds a 47.41% limited partner's interest in Palmdale Vistas. See "Item 8. Financial Statements and Supplementary Data, Note 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

(10) The Company is the managing general partner of, and has a 50% interest in, Triumph-Lancaster Housing Partners ("Triumph"), the limited partnership that owns this project. The Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and a trustee, holds a 50% limited partner's interest in Triumph. See "Item 8. Financial Statements and Supplementary Data, Note 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

(11) This land, which is subject to seller financing aggregating $0.3 million at December 31, 1996, was deeded back to the sellers in January 1997 in satisfaction of the related debt. See " -- Southern California Housing Markets."

(12) 50% of project net income from the sale of these homes will be paid by the Company to Hunters Ridge Investment Partners ("HRIP"), the holder of a Secured Participation Note. Mr. Gibbs is the managing general partner of HRIP, with a 56.25% interest. See "Item 8. Financial Statements and Supplementary Data, Note 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

(13) This land, which is subject to seller financing aggregating $0.4 million at December 31, 1996, is anticipated to be deeded back to the sellers in satisfaction of the related debt. See " -- Southern California Housing Markets."

(14) The Company is the general partner of, and has a 50% interest in, Spirit Corona 77, L.P. ("Spirit 77"), the limited partnership that is developing 77 of these home sites. The Company purchased 31 developed lots from this partnership in 1996, 10 additional lots in February 1997, and expects to purchase the remaining lots. However, the Company is in default on the Purchase Agreement since the Company has not purchased all of the required minimum number of lots from Spirit 77. The Company and Spirit 77 are currently negotiating a modification to the Purchase Agreement. Additionally, the Company is in default on two notes payable to Spirit 77 related to the purchase of lots in 1996. The Company and Spirit 77 are currently negotiating extensions to the due dates of these notes.

LAND ACQUISITION AND DEVELOPMENT

         The Company generally purchases land that has the necessary entitlements to enable the Company to begin development or construction as market conditions warrant. In addition, as the Company becomes familiar with local entitlement and zoning procedures, or when the location and/or price is attractive, the Company may buy unentitled land upon completion of a feasibility analysis. The term "entitlements" refers to development agreements and/or tentative maps, pursuant to which a developer has the right to obtain building permits upon compliance with conditions which are usually within the developer's control. Even if entitlements are obtained prior to the Company's purchase of the land, however, the Company is still required to obtain a variety of governmental approvals and permits during the development process. The Company strives to acquire land as economically as possible, and to negotiate land purchase contracts which allow the Company to defer payment for parcels until it is ready to begin construction.

         The Company selects its land for development based upon a variety of additional factors, including: (i) internally and externally generated demographic and marketing studies; (ii) soil and other physical conditions of the site; (iii) financial and legal reviews as to the feasibility of the proposed project, including projected profitability; (iv) the ability to secure necessary financing and additional governmental approvals and entitlements; (v) environmental due diligence; (vi) competition; (vii) proximity to local traffic corridors and community facilities; (viii) infrastructure requirements for grading, drainage, utilities and streets; and (ix) management's judgment as to the real estate market, economic trends and the Company's experience in a particular market.

         In some cases, the Company purchases finished lots which are ready for construction. In other instances, the Company purchases land or obtains an option to purchase land that may require certain site improvements prior to construction. The Company then undertakes the development activities that include site planning and engineering, as well as constructing roads, sewer, water, utilities and drainage facilities and other amenities. The activities are carefully managed, with the phases geared to anticipated demand.

         The Company historically has conducted some residential development activities through partnerships in order to fund a portion of the Company's land acquisition, model complex development costs and initial marketing expenditures. The Company will continue to utilize such partnership arrangements when management perceives a favorable opportunity. In 1996 the Company formed three such limited partnerships, FERHP, Triumph and Spirit 77, for certain projects in which the Company is the general partner and has a 50% interest. Additionally, in 1996 the Company was the maker of Secured Participation Notes with ALG and HRIP, providing the holders with 45% and 50%, respectively, of a certain project's net income. Thomas E. Gibbs, Jr., a member of the Company's Board of Directors, holds partnership interests in each of Triumph, ALG and HRIP. Also, one of the owners of two entities which own approximately 12.2% of the Company's outstanding common stock and a warrant to acquire approximately an additional 10.9%, respectively, is a partner of FERHP. See "Item 8. Financial Statements and Supplementary Data, Notes 8 and 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

         With respect to its landholdings, the Company maintains the flexibility to sell parcels of land adjacent to existing phases of a project to other builders in a single transaction or a series of transactions. Sales of land and lots, which are not the Company's principal business focus, are made to take advantage of market opportunities that might exist from time to time. Accordingly, these sales vary from year to year depending on market conditions. Land sales were $373,000 in 1994. The Company had no land sales in 1996 or 1995. In addition, parcels of land owned by the Company and adjacent to its residential projects may be zoned for commercial use. To date, the Company has never built on commercial land, and does not intend to build on such land, but may later sell, lease or joint venture such land with commercial property developers. In December 1996, in consideration of a $50,000 payment, the Company gave an exclusive option to a third party to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

CONSTRUCTION

         The Company strives to develop a design and marketing concept for each of its housing subdivisions, which includes determination of size, style and price range of the homes, layout of streets, layout of individual lots and overall community design. The product line offered in a particular subdivision depends upon many factors, including the housing generally available in the area, the needs of a particular market and the Company's cost of lots in the subdivision.

         The development, construction and closing of each project generally is managed at the various stages by Company employees reporting to persons responsible for the various disciplines. Projects move through a series of stages, departmentally organized, beginning with the entitlement process, if applicable, and ending with the closing and post-closing stages. The Company believes this strategy, as opposed to assigning each project to a manager who is responsible for all stages of development, is more efficient, providing for standardized procedures, quality service and considerable cost savings.

         The Company utilizes what it considers to be a "manufacturer's approach" to home construction, always seeking to increase production efficiency and position itself to be among the lowest-cost producers in each of its markets. The Company (i) generally adheres to strict construction schedules and standardized plans, (ii) generally pre-sells a majority of its homes before commencing construction of a phase of a project, and (iii) generally purchases land that has necessary entitlements. See " -- Land Acquisition and Development."

         The Company acts as the general contractor for the construction of its residential projects. The Company's employees supervise the construction of each project, coordinate the activities of subcontractors and suppliers, subject subcontractors' work to quality and cost controls and assure compliance with zoning and building codes, but do no actual construction. The Company specifies that high-quality, durable materials be used in the construction of its homes. The Company's subcontractors follow design plans prepared by architects who are retained by the Company and whose designs are geared to the local market. Subcontractors typically are retained on a project-by-project basis to complete construction at a fixed price. Agreements with the Company's subcontractors are generally entered into after competitive bidding.

         The Company generally believes its relationships with its subcontractors has been good. However, as a result of the limited amount of available working capital, relationships with certain subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens. The Company does not believe that any of these claims, in the aggregate, will have a material adverse financial effect on the Company's business. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

         Generally, the Company "pre-sells" (execution of a sales contract, receipt of a deposit, and generally an indication of the buyer's ability to qualify for a mortgage) a majority of the homes to be built in a phase before construction in that phase is commenced. Construction lenders typically specify minimum pre-sale requirements. The Company attempts to minimize cancellations by requiring a refundable cash deposit of approximately $500 to $2,500 and by training its sales force to assess the qualification of potential homebuyers. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company generally adheres to strict construction schedules and standardized plans. Construction time for the Company's homes depends on the availability of labor, materials and supplies, product type and location, but the Company historically has completed construction of a home within three to six months from commencement. Homes are designed to promote efficient use of space and materials and to minimize construction costs and time.

         Materials used in the construction of the Company's homes are available from a number of sources, but material prices may fluctuate due to various factors, including demand or supply shortages. Construction labor and materials have generally been available to the Company, although in 1994 there was a strike by the employees of one of the Company's cabinet suppliers. While the strike was eventually settled, it had the effect of delaying approximately 50 closings from the third quarter to the fourth quarter of 1994. Although there is presently an adequate supply of labor and materials it is possible that future shortages of skilled workers and/or materials may occur. See " -- The Homebuilding Industry."

         The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. In addition, California law provides a ten-year period during which consumers can seek redress for structural defects in new homes. The Company reserves against the possibility of charges relating to its one-year warranty. In 1994, certain homeowners in one of the Company's Southern California projects filed a complaint against the Company alleging construction defects. See "Item 3. Legal Proceedings."

MARKETING AND SALES

         The Company develops marketing programs tailored to the specific buyers and markets in which the Company operates. The Company takes a consumer product approach to marketing its homes, conducting product research and developing buyer and visitor profiles on each project. Techniques employed by the Company include referral incentives, customer testimonials, direct mail, television, radio and print advertisements.

         The Company normally builds, decorates, furnishes and landscapes model homes for each project and maintains on-site sales offices, which typically are open seven days a week. The Company believes that model homes and the selection of interior designs play a particularly important role in the Company's marketing efforts. Consequently, the Company expends a significant effort in creating an attractive atmosphere at its model homes. Interior decorations vary among the Company's models and are carefully selected based upon the lifestyles of targeted buyers.

         Structural changes in design from the Company's standard plans are not generally permitted, but homebuyers may select various optional amenities. Additionally, the Company has designed a number of homes offering an options program that gives homebuyers numerous opportunities to customize the interior design without significant additional cost. For example, these options may provide for the ability to tailor a room according to a homebuyer's needs such as a third garage space, an extended family room, or an additional den, bedroom or bonus room.

         In June 1994, the Company opened a design center in Southern California to provide homebuyers with a greater visual presentation of the available amenities and options, primarily in the area of flooring and window treatments. Most of the Company's homebuyers that have upgraded their flooring and window treatments have utilized the Company's design center.

         The Company sells its homes primarily through its internal sales force, who typically work from the sales offices located at the model homes used in each subdivision. In January 1997, the Company contracted with an independent sales and marketing company to manage its sales force. The Company also uses independent and cooperative brokers. Company personnel are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. The Company's selection of interior features is a principal component of its marketing and sales efforts. Sales personnel are trained by the Company and attend periodic meetings to be updated on sales techniques, competitive products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

         Through a customer referral program, persons referring homebuyers to the Company may receive $250 or more from the Company at the closing of a home sale.

         The Company has developed a savings program to assist homebuyers in saving the money required to close the sale of their home. Under the savings program, the Company determines the monthly contribution required to be put into escrow so that the homebuyer has sufficient money in escrow to close the purchase of the home when it is completed. The Company monitors the homebuyer's contributions to escrow under the savings program.

CUSTOMER FINANCING

         The Company seeks to assist its homebuyers in obtaining financing by arranging with independent mortgage lenders to offer qualified buyers a variety of financing options and to process their loans. When necessary, the Company provides prospective homebuyers free credit counseling and prequalification to determine the price of the home they are able to afford. These services had been provided through the Company's wholly-owned mortgage brokerage subsidiary, Freedom Mortgage, Inc. ("Freedom"). In the third quarter of 1995, the Company transferred the California and Las Vegas operations of Freedom to an unrelated third party and in December 1995 transferred the Phoenix operations in connection with the sale of its Phoenix division.

         Substantially all homebuyers utilize long-term mortgage financing to purchase a home and lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. Therefore, adverse economic conditions such as increases in unemployment and high mortgage interest rates can eliminate a substantial number of potential homebuyers from the market. When necessary, the Company will pay a fee to subsidize interest rates to assist homebuyers with financing. Under such programs, lower interest rates on mortgages are provided to the Company's homebuyers than would otherwise prevail under then-current market conditions. Although mortgage financing for qualified homebuyers was readily available during 1996, there can be no assurance that mortgage financing will remain readily available to the Company's customers as a result of changing general economic conditions and any restrictions of the ability of mortgage finance markets to provide financing for the purchase of homes by homebuyers. The Company attempts to minimize its exposure to interest rate fluctuations by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time and by entering into hedging contracts, as it deems necessary. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Most of the Company's current projects meet applicable Federal Housing Administration ("FHA") or Veteran's Administration ("VA") requirements. In 1996, 1995 and 1994, FHA or VA financing was provided to a substantial number of purchasers of the Company's homes. FHA and VA financing generally enables homebuyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The principal reason why certain of the Company's projects may not meet applicable FHA or VA requirements is that the base price of homes in those projects exceeds established FHA or VA maximum home prices. The Company believes that the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. The VA financing limit is $203,000. The FHA financing limit is $152,362 in San Bernardino and Riverside Counties, and $160,950 in Los Angeles County. The FHA generally permits loans for up to 97% of the value of the home.

         In general, housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's business, financial condition and results of operations could be materially effected. The Company's homebuilding activities are also dependent upon the availability and cost of mortgage financing for (i) potential customers who purchase a home from the Company, and (ii) buyers of homes owned by potential customers so they can sell their existing homes and purchase new homes from the Company, to the extent they are not first time buyers. In addition, the Company believes that the availability of FHA or VA mortgage financing is an important factor in marketing its homes. Any limitations or restrictions on the availability of such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER SERVICE AND RELATIONS

         The Company believes that providing a high level of customer service is a key component of its homebuilder strategy. Salespeople are encouraged to develop a personal relationship with the homebuyers and offer encouragement and guidance throughout the homebuying process. The Company has developed video brochures for some of the Company's projects which provide information about the homebuying process, emphasizing the advantages of home ownership, and reinforcing why homebuyers should purchase one of the Company's homes. These videos are designed to motivate potential homebuyers on an emotional level, presenting an image of community and orienting potential homebuyers to local shopping, hospitals, industry, schools and recreation. The videos also familiarize homebuyers with the loan and escrow procedures, as well as the final home inspection process.

         The Company provides each homebuyer with a Homebuyer's Information Booklet describing area amenities and services, such as schools, health services and emergency services. A Warranty and Information Guide identifies the appliances, fixtures and heating/cooling and other systems installed in the house, and provides information on warranties, maintenance and manufacturer information. The Company's utilization of these sales and closing programs are designed to reduce the prospective homebuyer's anxiety over relocating and to help the homebuyer settle into the new neighborhood.

         Approximately thirty days after closing, every homebuyer is asked to complete a questionnaire that evaluates all aspects of the buying experience, including questions about the home itself, the salespeople, the escrow process, mortgage financing assistance, the closing process and customer service. The Company uses the responses to identify any problem areas, as well as to evaluate and improve the floor plans and amenities offered in the Company's projects.

         The Company believes that its commitment to customer service has earned the Company substantial referrals and an excellent reputation among homebuyers.

COMPETITION AND MARKET FORCES

         The development and sale of residential properties is highly competitive. Homebuilders, such as the Company, compete for desirable properties, financing, raw materials and skilled labor. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources than the Company. The Company also competes for residential sales with individual resales of existing homes and condominiums and with available rental housing. Entrants into the markets in which the Company operates increases competition in those markets. In response to declining overall home sales, the Company has been required to provide homebuyers with price discounts and other sales incentives in order to remain competitive. This has resulted in reduced profitability or losses for the homes that the Company has sold. In addition, sales of homes and land at deeply discounted prices by competitors, lenders and similar institutions in the markets where the Company operates could have a material adverse effect on the Company's business, financial condition and results of operation. Competition for the acquisition of desirable real estate on which to build homes is also intense.

         The housing industry is cyclical and affected by consumer confidence levels and prevailing economic conditions in general and by job availability and interest rate levels in particular. A variety of other factors affect the housing industry and demand for new homes, including changes in costs associated with home ownership such as increases in property taxes and energy costs, changes in consumer preferences, demographic trends and the availability of and changes in mortgage financing programs.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

         The Company is subject to a variety of statutes and rules regulating certain environmental and developmental matters, as well as building design and site design.

         The Company generally purchases land with entitlements, giving it the right to obtain building permits upon compliance with specified conditions which are within the Company's control. Upon compliance with such conditions, the Company must seek building permits for each house. In developing a project, the Company must obtain the approval of numerous governmental authorities regulating such matters as permitted land uses and levels of density and the installation of utility services such as electricity, water and waste disposal. The length of time necessary to obtain permits and approvals increases the carrying costs of unimproved property acquired for the purpose of development and construction. Several governmental authorities in California have imposed fees as a means of defraying the cost of providing certain governmental services to developing areas. To date, the governmental approval processes discussed above have not had a material adverse effect on the Company's development activities. In addition, because the Company generally purchases land that has already been zoned for residential development, restrictive zoning issues also have not had a material adverse effect on the Company's development activities. However, there is no assurance that these and other restrictions will not adversely affect the Company in the future.

         The Company may also be subject to additional costs or periodic delays or may be precluded entirely from developing communities due to building moratoriums or "slow-growth" or "no-growth" initiatives, building permit allocation ordinances or similar governmental regulations that could be implemented in the future in the areas in which it operates. Because the Company usually purchases land with entitlements, the moratoriums generally would only adversely affect the Company if they arose from unforeseen health, safety and welfare issues. Local and state governments also have broad discretion regarding the imposition of development fees for projects in their jurisdiction.

         The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These laws may result in delays, cause the Company to incur substantial compliance costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Homebuilding projects in California are especially susceptible to restrictive government regulations and environmental laws. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

BONDS AND OTHER OBLIGATIONS

         The Company is frequently required, in connection with the development of its projects, to post performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. The Company has never defaulted on any such bond. At December 31, 1996, there were approximately $8.9 million in outstanding bonds for such purposes.

EMPLOYEES

         At December 31, 1996, the Company employed 63 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good. Certain of the subcontractors that the Company engages are represented by labor unions or are subject to collective bargaining arrangements. During 1994, there was a strike by the employees of one of the Company's cabinet suppliers. While the strike was eventually settled, it had the effect of delaying approximately 50 closings from the third quarter to the fourth quarter of 1994.

         The Company's success is highly dependent upon the performance of its senior management and, in particular, Ira C. Norris, President of the Company, who is well recognized in California's homebuilding industry. The loss of key personnel or an inability to attract, retain and motivate key personnel could have a material adverse effect on the Company's business. Mr. Norris intends to continue to devote his full time to the affairs of the Company.

         At March 31, 1997, Ira C. Norris and Ronald L. Neeley, directors of the Company, own beneficially approximately 25% and 8% of the Company's outstanding Common Stock, respectively. Due to this ownership position, Mr. Norris and Mr. Neeley may be able to control the affairs and policies of the Company and may be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders. Furthermore, Mr. Norris and Mr. Neeley may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. The ownership positions of Mr. Norris and Mr. Neeley, together with the anti-takeover effect of certain provisions contained in the Company's Restated Certificate of Incorporation and Restated Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have an adverse effect on the market price of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the names and respective ages as of December 31, 1996 of the executive officers of the Company. The Company's executive offers are elected by, and serve at, the discretion of the Board of Directors.

NAME                                         AGE                  POSITION
----                                         ---                  --------
Ira C. Norris..........................      60       Chairman of the Board, President and Chief
                                                      Executive Officer

Robert H. Daskal.......................      55       Executive Vice President, Chief Financial
                                                      Officer and Director (1)

Norman B. Gold.........................      44       Vice President, Chief Financial Officer (1)


Lynn C. Parkes.........................      44       Controller

         (1) Robert H. Daskal stepped down from his positions as Executive Vice President and Chief Financial Officer on January 15, 1997 to pursue other professional interests. He will remain a member of the Company's board of directors and will be available to the Company on a consulting basis. Norman B. Gold was elected by the Company's Board of Directors as Vice President and Chief Financial Officer on January 15, 1997.

         Ira C. Norris founded the Company in 1976, and has served as the Chairman of the Board, President and Chief Executive Officer since that time. From 1968 to 1976, Mr. Norris served as a Corporate Vice President and Division Operating Manager of Kaufman and Broad, Inc., a company engaged in the real estate and life insurance business. From 1960 to 1968, he was an independent builder/developer in Los Angeles and the San Fernando Valley suburbs.

         Robert H. Daskal was Executive Vice President and Chief Financial Officer from October 1994 until his resignation in January 1997. Prior to joining the Company, Mr. Daskal was Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc., a homebuilder in Tempe, Arizona, from 1985 to 1994.

         Norman B. Gold has been affiliated with the Company since September 1994 in various capacities, most recently as Director of Finance and Accounting. Prior to joining the Company, Mr. Gold was Financial Vice President of Barclay Associates, Inc., a builder/developer in Newport Beach, California, from 1985 to 1994.

         Lynn C. Parkes has been the Controller since June 1992. She served as the Director of Human Resources from early 1989 until she became Assistant Controller in December 1989, and served in that position until she was promoted to Controller. Ms. Parkes joined the Company in 1980, serving in various capacities.

ITEM 2.  PROPERTIES.

         At December 31, 1996, the Company had leased 8,187 square feet of office space in Southern California, for its corporate headquarters and design center operations. These two leases expire in May 1997 and September 2000, respectively. The Company believes that in general its facilities are sufficient to meet its needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS.

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

         In 1994, a former employee initiated litigation against the Company for wrongful termination and other employment related claims. The parties agreed to a final settlement of cash, notes payable through April 1997, and restricted stock and the litigation was dismissed. The full amount of the settlement was accrued in 1994.

         In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. In October 1996, an additional eighteen homeowners filed a separate complaint. The complaint was subsequently amended to include an additional four homeowners. The Company is attempting to have this complaint consolidated with the previously consolidated complaints. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. The Company believes that the claims made against it are without merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business. Additionally, the Company believes it has adequate insurance coverage to pay the majority of claims and the costs related to these complaints, if any. However, as this litigation is still in process, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

         As a result of the limited amount of available working capital, relationships with certain subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens. The Company does not believe that any of these claims, in the aggregate, will have a material adverse financial effect on the Company's business. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On December 16, 1996, a "Notice of Special Meeting of Stockholders To Be Held on January 15, 1997" was sent to stockholders of record as of December 11, 1996. At the special meeting, a majority of the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock such that every six (6) shares of Common Stock outstanding would be converted into one (1) share of Common Stock. The amendment became effective January 16, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock was quoted on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "INHM" from April 2, 1993 to November 10, 1996. Effective November 11, 1996, the Common Stock became listed on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the same symbol. Subsequent to the Company's reverse stock split, on January 16, 1997 the Company's symbol was changed to "INHMD". The following table shows the high and low closing sales prices for the Common Stock of the Company for the periods indicated, as reported by the Nasdaq National Market through November 10, 1996 and reported by the Nasdaq SmallCap Market thereafter. These prices do not include retail markups, markdowns or commissions.

                                                                        HIGH              LOW
                                                                        ----              ---
Quarter ended March 31, 1995......................................       12.75            7.50
Quarter ended June 30, 1995.......................................       15.378           6.75
Quarter ended September 30, 1995..................................       11.25            6.00
Quarter ended December 31, 1995...................................        8.25            4.125
Quarter ended March 31, 1996......................................        8.25            5.25
Quarter ended June 30, 1996.......................................        6.375           3.00
Quarter ended September 30, 1996..................................        5.625           2.625
Quarter ended December 31, 1996...................................        4.095           1.125
Quarter ended March 31, 1997 .....................................        5.25            1.75

         Prices listed above have been restated as if the reverse stock split on January 16, 1997 was in effect for all periods presented. See "Item 4. Submission of Matters to a Vote of Security-Holders".

         The closing sale price of the Company's Common Stock as reported on the Nasdaq SmallCap Market on March 31, 1997 was $2.625 per share. As of March 31, 1997, there were approximately 154 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its Common Stock since the Initial Public Offering. The Company anticipates that all earnings in the foreseeable future will be retained to finance the continuing development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's common stock in a private transaction. The stock was issued subsequent to year end for a total purchase price of $750,000. The Company also granted the third party the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. At that time, in consideration of a $50,000 payment, the third party was also given an exclusive option to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of common stock in a private transaction to an entity related to this third party. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which the related entity, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). The related entity may also convert the warrant shares or any portion thereof into shares of common stock using a formula based upon the fair market value of the Company's common stock on the conversion date. These transactions were exempt pursuant to Rule 505 under Regulation D. One of the owners of this third party and the related entity is a partner in FERHP, one of the Company's consolidated partnerships, and is a general partner of the owner of land in which the Company has entered into a Development and Marketing Agreement. See "Item 8. Financial Statements and Supplementary Data, Note 8."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data of the Company are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto and other financial data included elsewhere herein. These historical results are not necessarily indicative of the results to be expected in the future. Common stock shares and per share data have been restated to give effect to the Company's reverse stock split.
See "Item 4. Submission of Matters to a Vote of Security Holders."


                                                           (in thousands, except per share amounts)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                                  CONSOLIDATED                   COMBINED
                                                 --------------------------------------------   ---------
                                                   1996        1995       1994         1993        1992
                                                 --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenue from home sales                          $ 19,591    $ 71,317    $ 71,168    $ 85,189    $ 69,483
Revenue from land and lot sales                      --          --           373        --          --
                                                 --------    --------    --------    --------    --------
    Total                                          19,591      71,317      71,541      85,189      69,483
                                                 --------    --------    --------    --------    --------

Cost of homes sold                                 18,260      61,836      63,388      67,381      53,987
Cost of land and lots sold                           --          --           205        --          --
                                                 --------    --------    --------    --------    --------
    Total                                          18,260      61,836      63,593      67,381      53,987


Gross profit                                        1,331       9,481       7,948      17,808      15,496

Selling and marketing expenses                      3,039       8,034      13,004       8,587       6,537
General and administrative expenses                 2,066       3,825       7,858       4,071       4,270
                                                 --------    --------    --------    --------    --------

    Operating income (loss)                        (3,774)     (2,378)    (12,914)      5,150       4,689

Other income                                           77         353         112         376         208
Sale of divisions - net                              --            31        --          --          --
Mortgage brokerage income (loss) -- net              --          (355)       (320)        436         157
Provision for write-down of real estate              (785)    (11,043)     (6,714)       --          --
Settlement of compensation for services
   and severance arrangements (1)                    --          --          --         1,043      (2,392)
                                                 --------    --------    --------    --------    --------

Income (loss) before minority partners'
   share and provision (benefit) for
   income taxes                                    (4,482)    (13,392)    (19,836)      7,005       2,662
Minority partners' share                             (214)       --           (28)        859       4,083
                                                 --------    --------    --------    --------    --------
    Income (loss) before provision
        (benefit) for income taxes                 (4,268)    (13,392)    (19,808)      6,146      (1,421)
Provision (benefit) for income taxes                 --         2,284      (7,718)      1,330         408
                                                 --------    --------    --------    --------    --------

    Net income (loss)                            $ (4,268)   $(15,676)   $(12,090)   $  4,816    $ (1,829)
                                                 ========    ========    ========    ========    ========

Net income (loss) per common share
(restated for reverse stock split)               $  (3.01)   $ (11.68)   $  (9.08)
                                                 ========    ========    ========


PRO FORMA STATEMENT OF OPERATIONS DATA
(UNAUDITED)(2):
Pro forma net income                                                                 $  4,303    $  3,045
                                                                                     ========    ========
Pro forma net income per common share
(restated for reverse stock split)                                                   $   3.45    $   3.05
                                                                                     ========    ========

Weighted average number of common
   shares outstanding (restated for
   reverse stock split)                             1,418       1,342       1,331       1,248         998
                                                 ========    ========    ========    ========    ========



                                                                  AS OF DECEMBER 31,
                                          ------------------------------------------------------------
                                                             CONSOLIDATED                     COMBINED
                                          ----------------------------------------------      --------
    BALANCE SHEET DATA:                     1996         1995         1994        1993           1992
                                          -------      -------      -------      -------      --------
    Real estate inventories               $36,752      $40,535      $72,371      $69,199      $ 59,021
    Total assets                           40,632       45,774       81,771       79,325        63,227
    Notes payable secured by real estate   15,360       16,660       30,577       23,244        29,475
    Lines of credit                         4,303        4,840        5,000        2,750          --
    Notes to stockholder                      676         --           --           --           2,498
    Minority partners' investment in
       consolidated partnerships              876         --           --             29        23,483
    Stockholders' equity (deficit)         12,284       15,532       31,058       43,148        (1,950)

----------

(1) During the year ended December 31, 1992, settlement of compensation for services and severance arrangements reflects an estimated non-cash charge for the value of certain shares of Common Stock issued in connection with the Reorganization. During the year ended December 31, 1993, the Company recognized income in the amount of approximately $1,043,000 which was attributable to the adjusted final settlement of the estimated charge from the previous year.

(2) The pro forma statement of operations data reflect the effects on the historical statements of operations data for the years ended December 31, 1993 and 1992 as if (i) the Reorganization had taken place on January 1, 1992, (ii) settlement of compensation for services and severance arrangements was eliminated and (iii) the amount of compensation paid to Ira C. Norris was limited to the $750,000 maximum compensation arrangements effective during 1993 and 1994. The pro forma statement of operations data also reflects provisions for federal and state income taxes assuming a 40% effective tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report.

OVERVIEW

         The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in Southern California. These conditions continued in 1996 and have had an adverse impact on the Company's results of operations.

         The Company's financial results have been adversely affected by the continuing weakness in the Southern California new home market. In response to declining overall home sales in this market, the Company has been required to provide homebuyers with price discounts and other sales incentives in order to remain competitive. This has resulted in reduced profitability or losses on the homes that the Company has sold.

         In 1994 the Company entered the Phoenix and Las Vegas markets, and expanded its operations in Riverside County of Southern California. Additionally, in 1994 the Company implemented cost reduction measures including
(i) consolidation of its High Desert Division with its Inland Division and (ii) closing or reducing the scope of several communities in the high desert region. These cost reduction efforts continued in 1995 and 1996. In 1995, the Company closed an additional underperforming project in the high desert region and reduced the current scope of development of a project in Riverside County.

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

         In December 1995 the Company sold its Phoenix and Las Vegas operations, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. This sale was consummated as a result of the Company's continuing efforts to raise needed capital, and enabled the Company to focus its efforts and capital on its historical core business in Southern California. However, the sale initially has resulted in a reduced level of closings and revenues, and has had an adverse effect on earnings.

         As a result of cost controls and the consolidation of offices, the Company reduced its total personnel from 162 at December 31, 1994 to 63 at December 31, 1996.

         As a result of the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", as of December 31, 1996 the Company has recorded reductions of the deferred tax asset with a cumulative valuation allowance of $11.7 million to reflect the uncertainties created regarding the timing of the realization of the deferred tax asset. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

         In 1994, the Company recorded charges of approximately $2.8 million related to costs associated with a proposed debt offering, certain post-warranty work at one of its projects and other litigation costs and the settlement of an outstanding lumber purchase commitment. The Company had pursued a private debt offering that was terminated due to unfavorable market conditions. The post-warranty work was performed in an effort to mitigate construction defect claims by homeowners at the affected project.

RESULTS OF OPERATIONS

         The following discussion of results of operations and financial condition should be read in conjunction with the Selected Financial and Operating Data and the Financial Statements and Notes thereto.

         The following table sets forth, for the periods indicated, selected information of the Company as of and for each of the three years ended December 31, 1996, 1995, and 1994:

                                                   For Year Ended December 31,
                                         ---------------------------------------------
                                           1996             1995              1994
                                         -----------      -----------      -----------
                  OPERATING DATA:

            Number of  Homes Closed              144              595              600
            Average Sales Price          $   136,000      $   119,900      $   118,600
            Revenue from Home Sales      $19,591,000      $71,317,000      $71,168,000

         The following table sets forth, for the periods indicated, the percentage of the Company's revenue represented by each line item:

                                                      For Year Ended December 31,
                                                     -----------------------------
                                                      1996         1995       1994
                                                     -----        -----      -----
            Gross Margin from Homes Closed             6.8%       13.3%       10.9%
            Selling, Marketing and General and
                Administrative Expenses               26.1%       16.7%       29.2%
            Operating Loss                           (19.3)%      (3.3)%     (18.1)%

Revenue from Home Sales

         Revenue from home sales in 1996 was $19.6 million, a decrease of $51.7 million from revenue of $71.3 million during 1995. The total number of homes closed in 1996 was 144 at an average sales price of $136,000, compared to 595 homes closed at an average sales price of $119,900 in 1995, a decrease of 75.8% in number of homes closed and a 13.4% increase in average sales prices.

         The following table sets forth, for the periods indicated, the number of homes closed by the Company's three operating divisions:

                                           For Year Ended December 31,
                                        ---------------------------------
                                        1996          1995           1994
                                        ----          ----           ----
      Southern California Division
          High Desert                    89            144            316
          Riverside County               55            124            237
       Phoenix Division (1)              --            184             47
       Las Vegas Division (1)            --            143             --
                                        ---            ---            ---
          Total:                        144            595            600
                                        ===            ===            ===

----------

(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party. See "Item 1. Business -- General."

         The decrease in revenue and number of homes closed during the year ended December 31, 1996 is attributable to the close-out of two successful subdivisions in Riverside County in 1995, the sale of the Phoenix and Las Vegas divisions and a decrease in demand combined with declining inventory available for sale in Southern California. The increased average sales price is attributable to a change in the mix of homes offered for sale.

         Revenue from home sales in 1995 was $71.3 million, an increase of $100,000 from revenue of $71.2 million during 1994. The total number of homes closed in 1995 was 595 at an average sales price of $119,900, compared to 600 homes closed at an average sales price of $118,600 in 1994, a decrease of 0.8% in number of homes closed and a 1.1% increase in average sales prices. The Company estimates that the sale of its Phoenix and Las Vegas divisions eliminated approximately 40 to 50 potential December 1995 new home closings in these two markets.

Revenue From Land and Lot Sales

         Revenue from land and lot sales, which are not the Company's principal business focus, is generated when such sales are made to take advantage of market opportunities that might exist from time to time. Accordingly, these sales vary from year to year. The $373,000 of land sales revenue in 1994 represents the sale of a 10 acre parcel in the Company's Eagle Ranch master planned community in Southern California to a local school district and the sale of a land contract in Las Vegas. The Company had no land sales in 1996 or 1995.

Cost of Homes Sold

         Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

         Cost of homes sold during the year ended December 31, 1996 was $18.3 million, a decrease of $43.5 million, or 70.5%, from $61.8 million during the year ended December 31, 1995. Cost of homes sold as a percentage of revenue increased to 93.2% in the year ended December 31, 1996 from 86.7% in the same period in 1995. The increase in cost of homes sold as a percentage of revenue for the year ended December 31, 1996 is the result of a number of factors including price discounts and other sales incentives due to continuing competitive pressures, the close out of certain high desert communities and certain fixed costs included in cost of homes sold.

         Cost of homes sold during the year ended December 31, 1995 was $61.8 million, a decrease of $1.6 million, or 2.5%, from $63.4 million during the year ended December 31, 1994. Cost of homes sold as a percentage of revenue decreased to 86.7% in the year ended December 31, 1995 from 89.1% in the same period in 1994. The primary reasons for the decrease in cost of homes sold as a percentage of revenue were increased lumber costs in 1994, and a lower percentage of home closings in the high desert market in 1995, partially offset by a write-off of capitalized costs associated with the operation of the Company's Phoenix and Las Vegas divisions.

         The Company believes that, since the prices of lumber, other building materials and related services are subject to fluctuation, its gross margins in future periods may be significantly affected by changes in prevailing prices. In late 1992 and throughout 1993, the Company encountered a significant increase in the price of lumber purchased for use in its homes. In response, the Company in the fourth quarter of 1993 entered into a lumber purchase contract for 600 homes in 1994 at specified pre-established prices. The Company purchased lumber for approximately 100 homes under the contract. In February 1995, the Company reached an agreement with the lumber company to settle its outstanding lumber purchase commitment for $800,000, $645,000 of which was paid during 1995, with the balance paid during 1996.

         For a description of certain risks associated with the homebuilding industry, see "Item 1. Business -- The Homebuilding Industry."

Selling and Marketing Expenses

         Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

         Selling expenses were $1.5 million and $3.3 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $1.8 million or 56.3%. Selling expenses as a percentage of revenue were 7.5% and 4.7% for the years ended December 31, 1996 and 1995, respectively. The decrease in the dollar amount of selling expenses was a result of the sale of the Phoenix and Las Vegas divisions, a smaller number of active projects in Southern California and the implementation of cost reduction measures to further reduce selling expenses. The increase in selling expenses as a percentage of revenue is primarily due to financing and sales incentives granted to homebuyers as a result of higher interest rates and low sales activity, and the low level of closing revenues.

         Selling expenses were $3.3 million and $3.4 million for the years ended December 31, 1995 and 1994, respectively, a decrease of $100,000, or 2.9%. The decrease is directly related to the slight decrease in the number of homes closed. Selling expenses as a percentage of revenue were 4.7% and 4.8% for the years ended December 31, 1995 and 1994, respectively.

         Marketing expenses include advertising and promotion and costs associated with maintaining model homes and sales offices. Marketing expenses in any given period may be significantly influenced by the number of grand openings and the number of projects which are being actively marketed during the period. Marketing costs associated with items such as establishing the sales offices and upgrading standard homes to model homes are capitalized when incurred and are expensed as revenue is earned, while other marketing costs are expensed as incurred.

         Marketing expenses were $1.6 million and $4.7 million for the years ended December 31, 1996 and 1995, respectively, representing a 66.4% decrease. As a percentage of revenue, marketing expenses were 8.0% and 6.6% for the years ended December 31, 1996 and 1995, respectively. The decrease in the dollar amount of marketing costs was a result of the sale of the Phoenix and Las Vegas divisions, a smaller number of active projects in Southern California and the continuation of cost reduction measures to further reduce marketing expenses. The increase in marketing costs as a percentage of revenues is due to the low level of closing revenues. During 1996, the Company had grand openings for three new projects and was delivering homes from nine active projects compared with four grand openings and fourteen active projects in 1995.

         Marketing expenses were $4.7 million and $9.6 million for the years ended December 31, 1995 and 1994, respectively, representing a 51.0% decrease. As a percentage of revenue, marketing expenses were 6.6% and 13.4% for the years ended December 31, 1995 and 1994, respectively. The decrease in marketing costs was a result of a number of factors. During 1995, the Company had grand openings for four new projects and was delivering homes from fourteen active projects, compared with nine grand openings and seventeen active projects in 1994. Marketing expenses in 1994 included increased marketing programs and sales incentives in the high desert and the accelerated write-off of previously capitalized marketing costs of $2.2 million due to closing or reducing the scope of seven projects in the high desert. In 1995 the Company accelerated the write-off of $600,000 of previously capitalized marketing costs relating to one project in the high desert and one project in Riverside County. Additionally, in 1995 the Company implemented cost reduction measures to further reduce its marketing expenses.

General and Administrative Expenses

         General and administrative expenses include payroll and related benefits, insurance, financial reporting, general office expense and other corporate and division level expenses.

         General and administrative expenses were $2.1 million and $3.8 million for the years ended December 31, 1996 and 1995, respectively, a decrease of $1.7 million or 46.0%. As a percentage of total revenue, general and administrative expenses were 10.5% and 5.4% for the years ended December 31, 1996 and 1995, respectively. The decrease in the dollar amount of general and administrative expenses primarily reflects the sale of the Phoenix and Las

Vegas divisions and the Company's continuing cost reduction measures. The increase as a percentage of revenues is due to the low level of closing revenues.

         General and administrative expenses were $3.8 million and $7.9 million for the years ended December 31, 1995 and 1994, respectively, a decrease of $4.1 million or 51.9%. As a percentage of total revenue, general and administrative expenses were 5.4% and 11.0% for the years ended December 31, 1995 and 1994, respectively. General and administrative expenses for 1995 decreased as a result of the consolidation of the Southern California operating divisions, the subsequent relocation of this division into office space at the Company's headquarters, the cessation of its insurance services operations and the results of other cost reduction measures. The Company also recorded approximately $2.2 million of charges in 1994 including costs associated with a proposed debt offering that was terminated due to unfavorable market conditions, charges related to post warranty work at one of its projects performed to potentially mitigate construction defect claims by homeowners and other litigation costs (See "Item 3. Legal Proceedings."), and costs associated with closing the High Desert Division in 1994.

Other Income

         Other income includes the interest earned on cash balances related to certain projects, miscellaneous income and revenue from the Company's insurance services operation. Other income was $77,000 and $353,000 for the years ended December 31, 1996 and 1995, respectively a decrease of 78.2%. Other income was $353,000 and $112,000 for the years ended December 31, 1995 and 1994, respectively, an increase of 215.2%. Changes in other income from 1996 to 1995 and from 1995 to 1994 are primarily attributable to the sale of the Company's insurance services operations in the third quarter of 1995 to an unrelated third party.

Mortgage Brokerage Income (Loss) - Net

         Mortgage brokerage income (loss) - net of Freedom, the Company's prior mortgage brokerage business, reflects revenue earned from loan origination, discount and servicing release fees, net of costs.

         In the third quarter of 1995, the Company transferred the California and Las Vegas operations of Freedom to an unrelated third party, and recorded a write-off for unamortized start-up costs and the undepreciated portion of certain fixed assets of Freedom in the amount of $100,000, and in December 1995 the Company transferred its Phoenix operations in conjunction with the sale of its Phoenix division.

         Freedom realized a net loss of $355,000 and $320,000 for the years ended December 31, 1995 and 1994, respectively. The net losses are primarily attributable to Freedom's low capture rate and its high general and administrative costs.

Provision for Write-Down of Real Estate Assets

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets being developed, based on fair value, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets held for sale are to be carried at the lower of cost or fair value less the costs to sell.

         Prior to 1996, real estate inventories are carried at the lower of historical cost or estimated net realizable value. Net realizable value is the price obtainable in the future for parcels as improved with a completed housing unit, net of disposal and holding costs (including interest), without provision for future profit and without discounting future cash receipts to present value.

         The estimation process in determining the value of real estate inventories is inherently uncertain and relies to a considerable extent on current and future economic and market conditions, the availability of suitable financing to fund holding, development and construction activities, and the repayment or refinancing of existing indebtedness. Such economic and market conditions may affect management's development and marketing plans. Accordingly, the ultimate realization of the Company's real estate inventories is dependent upon future events and conditions that may cause realizations to differ from amounts presently estimated.

         In 1996, the Company determined that the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. An impairment allowance, which writes these assets down to fair value was established at December 31, 1996 totaling $785,000, of which $255,000 relates to properties in the high desert and $530,000 relates to a property in Riverside County. Additionally, in both 1995 and 1994, the Company determined that it was necessary to reflect a reduction in the estimated future cost recovery of various real estate holdings and established an allowance for net realizable value. Write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County. Write-downs of real estate totaling $2.6 million were recorded as of December 31, 1994, all of which related to properties in the high desert.

         The Company also concluded in 1995 and 1994 that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In this regard, the Company recorded a charge to operations in 1995 of $5.3 million. The balance of the related real estate inventories and indebtedness at December 31, 1995 was $3.1 million. In 1996, the Company deeded property with a book value of $2.1 million back to four of these land sellers in satisfaction of $2.1 million in indebtedness. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of the two remaining properties with a book value of $1.0 million to the sellers in satisfaction of $1.0 million in indebtedness outstanding at December 31, 1996.

         During 1995 the Company also reduced the scope of one community in Riverside County which resulted in the write-off of approximately $300,000 of previously capitalized costs associated with architectural development and marketing activities. As of December 31, 1996, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property that will result in a reduction of real estate inventories of $0.4 million in satisfaction of $0.4 million of indebtedness outstanding at December 31, 1996.

         In 1995, the Company established a reserve in the amount of $300,000 to cover the write-off of previously capitalized costs associated with an under performing subdivision in the high desert area. Also in 1995, the balance of the land in this subdivision was returned to the original seller pursuant to the terms of the purchase contract and the remaining debt of $240,000 was deemed satisfied.

         In 1994, the Company commenced the process of deeding property back to nine other land sellers from whom the Company purchased land in the high desert. In this regard, the Company recorded a charge to operations in 1994 of $4.1 million. The balance of the related real estate inventories and indebtedness at December 31, 1994 was $3.2 million. Deed backs of real estate with a book value and related indebtedness of $1.4 million and $1.5 million occurred in 1995 and 1996, respectively. As of December 31, 1996, the Company was still in the process of deeding back land to one of these land sellers that will result in a reduction of real estate inventories of $0.3 million in satisfaction of $0.3 million of indebtedness outstanding at December 31, 1996. This land was deeded back in January 1997. During 1994 the Company also closed four communities and reduced the scope of three other communities in the high desert which resulted in the acceleration of the write-off of previously capitalized costs associated with its regional development and marketing activities of approximately $4.0 million.

         There can be no assurance that there will be no additional write-downs of land inventory or write-offs of costs in the future.

Minority Partners' Share


         Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. Pursuant to the Reorganization in April 1993, all interests of minority partners were eliminated except for the interest of partners in Palmdale Vistas. In 1996, the Company formed three new limited partnerships, FERHP, Triumph and Spirit 77. FERHP and Triumph are consolidated in the Company's financial statements.

         The minority partners' share of losses was $214,000, $0, and $28,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

Provision (Benefit) for Income Taxes

         Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

         In 1996, the Company recorded an income tax provision of $0 consisting of a deferred tax benefit of $3.9 million and a valuation allowance of $3.9 million. In 1995, the Company recorded an income tax provision of $2.3 million consisting of a deferred tax benefit of $5.5 million and a valuation allowance of $7.8 million. In 1994, the Company recorded an income tax benefit of $7.7 million, consisting of income taxes receivable of $2.1 million due to the carryback of the Company's net operating loss and a deferred tax benefit of $5.6 million. In order to fully realize the recorded net deferred tax asset of $13.9 million, the Company will need to generate future taxable income of approximately $34.8 million. The deferred tax asset is based on current applicable corporate income tax rates. Future changes in tax rates will be reflected in the valuation of the deferred tax asset in the period of change.

         Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes" requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS No. 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax asset must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $11.7 million valuation allowance at December 31, 1996 to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. No assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

BACKLOG

     The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a majority of the homes to be built in the phase of a project before construction commences. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home. Homes covered by such sales contracts, as well as completed homes covered by such sales contracts, are considered by the Company as its backlog. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred. The following table sets forth the Company's backlog at the dates indicated:

                                                           December 31,
                                          -------------------------------------------------
                                             1996               1995               1994
                                          -----------        -----------        -----------
      Southern California Division
           High Desert                             52                 45                 69
           Riverside County                        30                 32                 83
      Phoenix Division (1)                       --                 --                   88
      Las Vegas Division (1)                     --                 --                   33
                                          -----------        -----------        -----------
      Number of Homes                              82                 77                273
                                          ===========        ===========        ===========

      Aggregate Sales Value               $10,316,000        $10,833,000        $34,072,000
                                          ===========        ===========        ===========

      Average Sales Price                 $   125,800        $   140,700        $   124,800
                                          ===========        ===========        ===========

(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party. See "Item 1. Business -- General."

         The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In 1996 the Company had three grand openings compared to four grand openings in 1995. The Company's backlog changed insignificantly in 1996 from 1995 due to a fewer number of grand openings and active projects, and declining inventory available for sale. The aggregate sales value of the units in backlog decreased by $0.5 million or 4.8%, and the average sales price of homes in backlog decreased by $14,900 or 10.6% due to a change in the mix of homes offered for sale.

         During the latter part of 1995, the Company opened no new projects, compared with six in 1994. Also, the Company sold its Phoenix and Las Vegas divisions in December 1995, which contributed 121 units to its backlog at December 31, 1994. As a result, the Company's backlog decreased to 77 from 273 units at December 31, 1995 and 1994, respectively, a decrease of 196 units or 71.8%. The aggregate sales value of homes in backlog was $10.8 million and $34.1 million at December 31, 1995 and 1994, respectively, a decrease of $23.3 million or 68.3%.

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

         The following table sets forth the Company's net orders by region for the dates indicated:

                                          For the Year Ended December 31,
                                         --------------------------------
                                         1996          1995          1994
                                         ----          ----          ----
      Southern California Division
          High Desert                      96           120           308
          Riverside County                 53            73           267
      Phoenix Division (1)                 --           176           135
      Las Vegas Division (1)               --           189            33
                                          ---           ---           ---
          Total                           149           558           743
                                          ===           ===           ===

(1) In December 1995 the Company sold its Phoenix and Las Vegas home building divisions to an unrelated third party. See "Item 1. Business -- General."

         Net new orders declined 73.3% to 149 homes from 558 homes for the years ended December 31, 1996 and 1995, respectively. The decrease in Southern California net orders was 44 homes or 22.8% in 1996. The decrease in Southern California net orders is attributable to market weakness as well as fewer subdivisions and declining inventory available for sale.

         Net new orders declined 24.9% to 558 homes from 743 homes for the years ended December 31, 1995 and 1994, respectively. The Company experienced substantial decreases in net orders in both its Southern California markets partially offset by increases in net orders in Phoenix and Las Vegas during the first eleven months of 1995. The decrease in Southern California net orders was attributable to continued market weakness in the high desert region, as well as fewer subdivisions and declining inventory available for sale in both the high desert and Riverside County. The increase in Phoenix and Las Vegas was attributable to having more homes available for sale during 1995.

VARIABILITY IN QUARTERLY RESULTS

         The Company has experienced, and expects to continue to experience, significant variability in its operating results. See "Item 8. Financial Statements and Supplementary Data, Note 13." This variability may cause the Company's overall results of operations to fluctuate significantly on a period-to-period basis, and revenues anticipated to occur in a fiscal period may not be earned until subsequent fiscal periods. Many factors that contribute to this variability, including: (i) the timing and mix of home deliveries; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of the real estate markets and the economy in general; (iv) the cyclical nature of the home building industry and changes in prevailing interest rates; (v) cost and availability of materials and labor; and (vi) delays in construction schedules caused by timing of inspections and approvals by regulatory agencies, strikes at subcontractors and adverse weather conditions. The Company's historical financial results are not necessarily a meaningful indicator of future results and, in general, the Company expects its financial results to vary from project to project. The Company's revenue and net income may also vary substantially as a result of variations in the number of projects at which the Company is closing the sale of homes at any one time. In addition, the 1995 sale of operations in Phoenix and Las Vegas has resulted in a reduction in the level of closings and revenues, and has had an adverse effect on earnings.

INFLATION

         The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company believes that higher mortgage interest rates during much of 1995 that increased again in the second quarter and the early part of the third quarter of 1996, has had a negative impact on home sales, particularly on entry-level buyers. The Company attempts to pass any increases in its costs due to inflation to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ADOPTION OF ACCOUNTING STANDARDS

         There were no new accounting pronouncements that could have a significant effect on the Company's financial statements for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

         The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth in "Item 8. Financial Statements and Supplementary Data" have been prepared assuming the Company will continue as a going concern.

In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that anticipated cash flows from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise additional needed capital for both ongoing working capital and the acquisition of land for future projects in Southern California. The Company is in active discussions with certain capital sources and is optimistic that it can successfully complete a transaction in 1997. However, no agreements between the Company and these potential capital sources have been signed, and no assurances can be given whether or when the Company will enter into a definitive agreement with any source or, if entered into, what the precise terms of the agreement will be.

         If the Company is not successful in obtaining sufficient capital in 1997 to fund its planned expenditures, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases and have a material adverse effect on the Company's business, financial condition and results of operations. The Company is unable to predict whether it will be successful in raising such capital, nor can any assurances be given that, if successful, the capital will be raised on terms favorable to the Company. Accordingly, absent raising capital, the Company's ability to continue its current level of business operations and finance the acquisition of additional land for the delivery of future homes will be greatly impaired. Additionally, as a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens.

         During 1996 the Company entered into common stock purchase agreements for 90,878 shares (restated for reverse stock split) of common stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

         In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's common stock in a private transaction. The stock was issued subsequent to year end for a total purchase price of $750,000. The Company also granted the third party the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. At that time, in consideration of a $50,000 payment, the third party was also given an exclusive option to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of common stock in a private transaction to an entity related to this third party. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which the related entity, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). The related entity may also convert the warrant or any portion thereof into shares of common stock using a formula based upon the fair market value of the Company's common stock on the conversion date. One of the owners of this third party and the related third party is a partner in FERHP, one of the Company's consolidated partnerships and is a general partner of the owner of land in which the Company has entered into the Development and Marketing Agreement described below.

         In November 1996, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 163 lots owned by the third party in Victorville, California. All financing and bonding will be the responsibility of the third party. The Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company will assume the home warranty costs for which it will be paid $750 per house.

         In May 1996, the Company assigned its $293,000 receivable from Victor Valley Commercial Properties to Ira C. Norris in exchange for a cash payment of $293,000. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner. Mr. Norris and his wife own a 70% general partner's interest in G&N Investments, Ltd. See "Item 8. Financial Statements and Supplementary Data, Note 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement. Additionally, during 1996 Mr. Norris provided the Company with various unsecured loans totaling $755,000 for working capital purposes. $92,000 was paid back to Mr. Norris in 1996. Subsequent to year end, the Company received an additional $537,000 from Mr. Norris and paid back $220,000 to him. The Company has issued several notes to Mr. Norris bearing interest at 10%, all of which mature June 30, 1997. All of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

         In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builders' affiliates. After conducting due diligence relating to the proposed combination, negotiations were mutually terminated. Subsequently, at the request of the unaffiliated home builder, informal discussions have resumed. No assurances can be given whether or when the Company and the home builder may enter into a definitive agreement or, if entered into, what the precise terms of the transactions will be and whether any conditions to the consummation of such a transaction will be satisfied.

         The Company has historically financed its operations from a combination of limited partner capital contributions, cash generated from operations, land seller financing and borrowings from various banking institutions. In addition, the Company completed its Initial Public Offering in April 1993, which resulted in net proceeds to the Company of $17.1 million. The Company also received an income tax refund of $2.2 million in the first quarter of 1995 from the carryback of its 1994 net operating loss to prior years.

         In 1996, the Company formed FERHP, Triumph and Spirit 77 limited partnerships and entered into participating note agreements with ALG and HRIP, providing total capital of approximately $4.0 million. These partnerships and participating note agreements typically fund a portion of the land acquisition, model complex development costs and initial marketing expenditures of specific projects. Thomas E. Gibbs, Jr., a member of the Company's Board of Directors, holds partnership interests in each of Triumph, ALG and HRIP. Also, one of the owners of two entities which own approximately 12.2% of the Company's outstanding common stock and a warrant to acquire approximately an additional 10.9%, respectively, is a partner of FERHP. See "Item 8. Financial Statements and Supplementary Data, Notes 8 and 9" herein, and "Certain Relationships and Related Transactions" in the Company's 1997 Proxy Statement.

         The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At December 31, 1996 and 1995, the Company had outstanding land seller indebtedness of $1.8 million and $5.5 million, respectively. See " -- Results of Operations -- Provision for Write-Down of Real Estate Assets".

         The Company typically obtains its infrastructure, development and construction funding from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within a project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Commercial banks provided most of the Company's project financing for the years ended December 31, 1996, 1995, and 1994. Interest rates on these loans ranged from the prime rate plus 1.0% to the prime rate plus 3.0%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At December 31, 1996, aggregate bank borrowings of approximately $13.6 million were outstanding under these facilities and approximately $8.7 million was available for further qualified project finance borrowing. At December 31, 1996 some of these loans with a commercial bank were in default (see below). The weighted average interest rate was approximately 10.13% during 1996 and approximately 9.82% as of December 31, 1996.

         The Company also has secured lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1% that matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 and scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit, the Company issued a warrant to the lender to purchase 41,667 shares (restated for reverse stock split) of the Company's common stock at $6.00 per share (restated for reverse stock split) that expires June 30, 2000; and (ii) a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now in default, and the Company is negotiating the terms of an extension (see below). The net outstanding balance under these lines of credit at December 31, 1996 was $4.3 million.

         At December 31, 1996, total indebtedness secured by real estate totaled $19.7 million. Peak month-end borrowing during 1996 was $20.9 million.

         In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balances totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project in the high desert. The law permits the bank to proceed with a non-judicial sale of the property as of April 9, 1997, 90 days after the notices of default were filed. Although the Company is currently in negotiations with the bank to amend the terms of the loans and remove the notices of default, there can be no assurances that the Company will be successful in its negotiations with the bank or that the bank will not commence with a non-judicial sale of the property. The final settlement could result in writedowns in 1997 in amounts ranging from minimal to approximately $6.0 million.

          At December 31, 1996, the Company did not satisfy a certain financial covenant pursuant to a loan to Spirit 77 related to minimum net worth levels. The Company has received a waiver from the lender. Based on the anticipated results for 1997, the Company may be in violation of certain financial covenants under this loan agreement for the quarter ending March 31, 1997 and subsequent quarters. Although the Company believes these covenants could continue to be modified or waived, it is not certain that such modifications or waivers will be obtained.

         The Company is currently in default on the Purchase Agreement with Spirit 77 since the Company has not purchased all of the required minimum number of lots from Spirit 77. The Company and Spirit 77 are currently negotiating a modification to the Purchase Agreement. The Company is also in default on two notes payable to Spirit 77 related to the purchase of lots in 1996. The Company and Spirit 77 are currently negotiating extensions of the due dates of these notes.

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

         During the year ended December 31, 1993, the Company entered into a loan agreement with a principal investor in certain of the limited partnerships discussed above who became a principal stockholder and director of the Company, pursuant to which the Company borrowed $1,760,000. Ten percent of the rights and obligations under this agreement were assigned by the investor to another limited partner in certain of the limited partnerships who became a stockholder of the Company. On April 2, 1993, the loan was paid in full. In connection with this loan, the Company issued warrants to these stockholders, which expire on April 12, 1998, to purchase up to 8,800 shares (restated for reverse stock split) of the Company's Common Stock in the aggregate at an exercise price per share of $60.00 (restated for reverse stock split).

         In late 1992 and throughout 1993, the Company encountered a significant increase in the price of lumber purchased for use in its homes. In response, the Company in the fourth quarter of 1993 entered into a lumber purchase contract for 600 homes in 1994 at specified pre-established prices. The Company purchased lumber for approximately 100 homes under the contract. In February 1995, the Company reached an agreement with the lumber company to settle its outstanding lumber purchase commitment for $800,000, $645,000 of which was paid during 1995, with the balance paid in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----
Report of Independent Accountants (Price Waterhouse LLP)........................................................F-2

Independent Auditors' Report (Ernst & Young LLP)................................................................F-3

Consolidated Balance Sheets as of December 31, 1996 and 1995....................................................F-4

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994......................F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994............F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994......................F-7

Notes to Financial Statements...................................................................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Inco Homes Corporation


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Inco Homes Corporation at December 31, 1996 and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

         As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for real estate inventories. Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."






PRICE WATERHOUSE LLP

Costa Mesa, California
March 27, 1997

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Inco Homes Corporation


         We have audited the consolidated balance sheet of Inco Homes Corporation as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Inco Homes Corporation as of December 31, 1995 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.






                                              ERNST & YOUNG LLP

Los Angeles, California
March 19, 1996, except as to Note 12,
Second paragraph, which the date is
March 20, 1996

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except share data)                   December 31,
                                                          1996        1995
                                                        --------    --------
ASSETS

Cash                                                    $    586    $    420
Receivable from sale of divisions - Note 1                     9       1,722
Real estate inventories - Note 3                          36,752      40,535
Deferred tax asset - Note 7                                2,200       2,200
Investment in non-consolidated partnership - Note 2          428         -
Other assets - Note 9                                        657         897
                                                        --------    --------

        Total assets                                    $ 40,632    $ 45,774
                                                        ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                $  7,133    $  8,742
Notes payable secured by real estate - Note 4             15,360      16,660
Lines of credit - Note 5                                   4,303       4,840
Notes to stockholder - Note 6                                676         -
                                                        --------    --------

        Total liabilities                                 27,472      30,242
                                                        --------    --------

Minority partners' investment in consolidated
  partnerships - Note 2                                      876         -

Commitments and contingencies - Note 8

Stockholders' Equity
     Common stock - $.01 par value; 20,000,000 shares
       authorized, 1,437,096 and 1,346,218 shares
       issued and outstanding for 1996 and 1995,
       respectively (restated for reverse stock
       split) - Note 1                                        86          81
     Additional paid in capital                           41,691      40,676
     Deficit                                             (29,493)    (25,225)
                                                        --------    --------

        Total stockholders' equity                        12,284      15,532
                                                        --------    --------

        Total liabilities and stockholders' equity      $ 40,632    $ 45,774
                                                        ========    ========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)                For the Years Ended December 31,
                                                          -----------------------------------------
                                                              1996           1995          1994
                                                          -----------    -----------    -----------
Revenue from home sales                                   $    19,591    $    71,317    $    71,168
Revenue from land and lot sales                                   -              -              373
                                                          -----------    -----------    -----------

                                                               19,591         71,317         71,541
                                                          -----------    -----------    -----------
Cost of homes sold                                             18,260         61,836         63,388
Cost of land and lots sold                                        -              -              205
                                                          -----------    -----------    -----------
                                                               18,260         61,836         63,593
                                                          -----------    -----------    -----------

       Gross profit                                             1,331          9,481          7,948
                                                          -----------    -----------    -----------

Selling and marketing expenses                                  3,039          8,034         13,004
General and administrative expenses                             2,066          3,825          7,858
                                                          -----------    -----------    -----------
                                                                5,105         11,859         20,862
                                                          -----------    -----------    -----------

       Operating loss                                          (3,774)        (2,378)       (12,914)

Other income                                                       77            353            112
Sale of divisions - net - Note 1                                  -               31            -
Mortgage brokerage loss - net                                     -             (355)          (320)
Provision for write-down of real estate - Note 3                 (785)       (11,043)        (6,714)
                                                          -----------    -----------    -----------

       Loss before minority partners' share
          and provision (benefit) for income taxes             (4,482)       (13,392)       (19,836)

Minority partners' share                                         (214)           -              (28)
                                                          -----------    -----------    -----------

       Loss before provision (benefit) for income taxes        (4,268)       (13,392)       (19,808)

Provision (benefit) for income taxes - Note 7                     -            2,284         (7,718)
                                                          -----------    -----------    -----------

       Net loss                                           $    (4,268)   $   (15,676)   $   (12,090)
                                                          ===========    ===========    ===========

Net loss per common share (restated for reverse stock
  split)- Note 1                                          $     (3.01)   $    (11.68)   $     (9.08)
                                                          ===========    ===========    ===========


Weighted average number of common shares
  outstanding (restated for reverse stock
  split) - Note 1                                           1,417,794      1,341,582      1,330,833
                                                          ===========    ===========    ===========



See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock
                                        --------------------
                                                Shares                   Additional            Retained
                                       (restated for reverse              Paid-in    Treasury  Earnings
(Dollars in thousands)                 stock split) - Note 1    Amount    Capital     Stock    (Deficit)       Total
                                       ---------------------    ------    -------     -----    ---------       -----
Balance - December 31, 1993                   1,330,833          $80      $40,527      --     $  2,541       $ 43,148


Net loss - 1994                                    --             --         --        --      (12,090)       (12,090)
                                              ---------          ---      -------    -----    --------       --------

Balance - December 31, 1994                   1,330,833           80       40,527      --       (9,549)        31,058

Common stock issued                              15,385            1          149      --         --              150

Net loss - 1995                                    --             --         --        --      (15,676)       (15,676)
                                              ---------          ---      -------    -----    --------       --------

Balance - December 31, 1995                   1,346,218           81       40,676      --      (25,225)        15,532

Common stock issued - Note 8                     90,878            5          523      --         --              528

Value of warrants issued to bank
pursuant to extension of line of
credit - Note 5                                    --             --          111      --         --              111

Value of warrants issued pursuant to
consulting agreement - Note 8                      --             --          131      --         --                0

Cash received from common stock
subscription - Note 8                              --             --          250      --         --              250

Net loss - 1996                                    --             --         --        --       (4,268)        (4,268)
                                              ---------          ---      -------    -----    --------       --------

Balance - December 31, 1996                   1,437,096          $86      $41,691      --     $(29,493)      $ 12,153
                                              =========          ===      =======    =====    ========       ========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended December 31,
                                                                        ------------------------------------
(Dollars in thousands)                                                     1996           1995         1994
                                                                        --------      --------      --------
Cash flows from operating activities:
  Net loss                                                              $ (4,268)     $(15,676)     $(12,090)
  Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
    Gain on sale of divisions                                               --             (31)         --
    Provision for write-down of real estate                                  785        11,043         6,714
    Minority partners' share                                                (214)         --             (28)
    Proceeds from sale of divisions                                        1,713           895          --
    (Increase) decrease in income taxes receivable                          --           2,230        (2,078)
    (Increase) decrease in deferred tax asset                               --           2,284        (4,484)
    (Increase) decrease in notes receivable secured by real estate          --            --             584
    (Increase) decrease in real estate inventories                          (711)        5,562        (9,886)
    (Increase) decrease in other assets                                      371           129          (171)
    Increase (decrease) in accounts payable and accrued liabilities       (1,019)       (1,715)        6,187
    Increase (decrease) in current income taxes payable                     --            --             (80)
    Increase (decrease) in deferred income taxes payable                    --            --          (1,127)
                                                                        --------      --------      --------

           Net cash provided by (used in) operating activities            (3,343)        4,721       (16,459)
                                                                        --------      --------      --------
Cash flow from financing activities:
    Proceeds from notes payable secured by real estate                    19,008        53,950        84,095
    Repayments on notes payable secured by real estate                   (16,716)      (58,838)      (76,761)
    Proceeds from lines of credit                                           --           6,000        11,777
    Repayments on lines of credit                                           (444)       (6,160)       (9,527)
    Proceeds from notes to stockholder                                       768          --            --
    Repayments on notes to stockholder                                       (92)         --            --
    Contribution to non-consolidated partnership                            (355)         --            --
    Contributions from minority partners                                   1,090          --            --
    Proceeds from common stock subscription                                  250          --            --
                                                                        --------      --------      --------

           Net cash provided by (used in) financing activities             3,509        (5,048)        9,584
                                                                        --------      --------      --------

Net increase (decrease) in cash and cash equivalents                         166          (327)       (6,875)

Cash and cash equivalents at beginning of year                               420           747         7,622
                                                                        --------      --------      --------

Cash and cash equivalents at end of year                                $    586      $    420      $    747
                                                                        ========      ========      ========



See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of non-cash activities


[1] During 1996, the Company deeded back property with a book cost basis of $3.6 million to land sellers in satisfaction of $3.6 million in indebtedness - see Note 3.


[2] During 1996, the Company issued 90,878 shares of common stock (restated for reverse stock split) to creditors in exchange for relieving the Company of $539,000 of accounts payable - see Note 8.


[3] During 1996, the Company issued a warrant to purchase 41,667 shares of common stock (restated for reverse stock split) to a lender in connection with the extension of a line of credit - see Note 5. The value of this warrant was estimated at $111,000.


[4] During 1996, the Company issued a warrant to purchase 200,000 shares of common stock (restated for reverse stock split) to a third party as compensation for all services to be performed pursuant to a consulting agreement - see Note 8. The value of this warrant was estimated at $131,000.


[5] During 1995, the Company sold its Phoenix and Las Vegas divisions as follows -SEE NOTE 1:


        Sales Price                                          $  14,545,000
        Assumptions of liabilities:
                 Accounts payable and accrued liabilities       (4,529,000)
                 Notes payable secured by real estate           (7,399,000)
        Receivable due from buyer                               (1,722,000)
                                                             --------------
        Cash received                                        $      895,000
                                                             ==============


[6] During 1995, the Company deeded back property with a book cost basis of $1.6 million to land sellers in satisfaction of $1.6 million in


See accompanying notes to financial statements

INCO HOMES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


NOTE 1.  BACKGROUND AND ORGANIZATION

         Inco Homes Corporation, a Delaware corporation, ("Inco" or the "Company") is a developer and builder of affordably priced single-family detached homes. In 1994, the Company expanded into Phoenix, Arizona and Las Vegas, Nevada. In December 1995, the Company sold its Phoenix and Las Vegas divisions, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. As a result, the Company's sole market is in Southern California and it is substantially dependent on local economic factors.

         The Company was incorporated in October 1992 to consolidate the business conducted by various partnerships and corporations (the "Predecessor Entities") under the control of Ira C. Norris ("Norris" or the "Stockholder"). In April 1993, the Company effected a reorganization (the "Reorganization") of its operations, which involved an exchange offer (the "Exchange Offer") with the shareholders and partners of the Predecessor Entities and an initial public offering (the "IPO" or the "Initial Public Offering").

         Pursuant to the Exchange Offer made to the shareholders and partners of the Predecessor Entities that was effected immediately prior to the consummation of the IPO, the Company (i) acquired the outstanding capital stock of the corporations under Inco Enterprises, and the outstanding partnership interests, and (ii) consolidated ownership of all of the Company's projects and businesses, except those related to Inco Land Acquisition Company which has been liquidated. The partners in Palmdale Vistas Housing Developments Ltd. ("Palmdale Vistas"), other than Norris, did not participate in the Exchange Offer and the Company continues to maintain its investment in this partnership. Norris transferred his 12.5% interest in this partnership to the Company upon consummation of the offering.

         Under the terms of the Reorganization, the consideration to acquire the outstanding capital stock and partnership interests consisted of 5,850,139 shares of common stock of the Company. The total number of shares of common stock issued in the Reorganization was determined by dividing the value (the "Exchange Value") assigned to each of the corporations and partnerships by $10.00. The Exchange Values for each corporation and partnership were determined by the Company, based in part on independent appraisals, and were not the result of arm's-length negotiations.

         On April 2, 1993, the Company sold 2,000,000 shares of common stock at $10.00 per share through an Initial Public Offering, raising $20.0 million less offering costs of approximately $2.9 million.

         On January 16, 1997, a stockholder approved amendment to the Company's Restated Certificate of Incorporation effecting a one-for-six reverse stock split ("the reverse stock split") became effective.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries, and the Company's general partnership interests in Palmdale Vistas, Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). All significant intercompany transactions have been eliminated.

         The investment in non-consolidated partnership represents the Company's investment in Spirit Corona 77, L.P. ("Spirit 77") and its share of profits and losses allocated to the Company in accordance with the provisions of the Partnership Agreement, based upon the equity method of accounting.

         The minority partners' investment in consolidated partnerships represents the limited partners' net equity in the real estate projects. Pursuant to the terms of the partnership agreements, losses are generally allocated 99% to the limited partners, and their net equity will be repaid to the extent the partnerships generate sufficient funds. Due to previous estimated losses of Palmdale Vistas, future losses, if any, from operations will be substantially borne by the Company.

         Use of Estimates. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Due to uncertainties inherent in the estimation process, it is reasonably possible that actual results could differ from the estimates.

         Basis of Presentation. The Company has incurred net operating losses which have significantly impacted its working capital levels and its ability to pay its obligations. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Management's current business plan reflects that, in addition to future profits, sales of real estate inventories provide a return of equity in the form of cash flow to the Company to help meet operating requirements. During 1997, the Company will need to extend the maturity dates of certain notes payable and to raise capital for acquisitions of land for future projects and working capital needs. Management's plans and anticipated results are dependent on future events and economic market conditions which are inherently uncertain. No assurances can be given that anticipated cash flows from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise additional needed capital for both ongoing working capital and the acquisition of land for future projects in Southern California. The Company is in active discussions with certain capital sources and is optimistic that it can successfully complete a transaction in 1997. However, no agreements between the Company and these potential capital sources have been signed, and no assurances can be given whether or when the Company will enter into a definitive agreement with any source or, if entered into, what the precise terms of the agreement will be.

         If the Company is not successful in obtaining sufficient capital in 1997 to fund its planned expenditures, some or all of its projects may be significantly delayed or abandoned. Any such delay or abandonment could result in cost increases and have a material adverse effect on the Company's business, financial condition and results of operations The Company is unable to predict whether it will be successful in raising such capital, nor can any assurances be given that, if successful, the capital will be raised on terms favorable to the Company. Accordingly, absent raising capital, the Company's ability to continue its current level of business operations and finance the acquisition of additional land for the delivery of future homes will be greatly impaired.

         Cash and Cash Equivalents. Cash equivalents represent short-term, highly liquid investments with a maturity of three months or less when acquired. The Company maintains some of its cash in bank deposit accounts which, at times, may exceed the federally insured limits. Based on the quality of the financial institutions, the Company does not believe it is exposed to any significant concentrations of credit risk on cash and cash equivalents.

         Real Estate Inventories. Costs incurred which are included in inventory consist of land, land development costs, direct and indirect costs of construction, other overhead costs, interest and property taxes. Interest and property taxes are capitalized to real estate inventories when development activities begin, and capitalization ends when the qualifying assets are ready for their intended use.

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets being developed, based on fair value, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets held for sale are to be carried at the lower of cost or fair value less the costs to sell.

         Prior to 1996, real estate inventories are carried at the lower of historical cost or estimated net realizable value. Net realizable value is the price obtainable in the future for parcels as improved with a completed housing unit, net of disposal and holding costs (including interest), without provision for future profit and without discounting future cash receipts to present value.

         The estimation process in determining the value of real estate inventories is inherently uncertain and relies to a considerable extent on current and future economic and market conditions, the availability of suitable financing to fund holding, development and construction activities, and the repayment or refinancing of existing indebtedness. Such economic and market conditions may affect management's development and marketing plans. Accordingly, the ultimate realization of the Company's real estate inventories is dependent upon future events and conditions that may cause realizations to differ from amounts presently estimated.

         Sales and Profit Recognition. Revenue from the sale of homes, land and lots is recognized when closings have occurred and a buyer has met down payment requirements. At the time of revenue recognition, cost of sales is charged with direct costs of construction, and an allocation of a project's total estimated costs of land, land development, indirect construction, other overhead costs, interest and property taxes.

         Earnings Per Share. Primary and fully diluted weighted average number of common shares outstanding was 1,417,794, 1,341,582, and 1,330,833 for the years ended December 31, 1996, 1995, and 1994, respectively. On January 16, 1997, a stockholder approved amendment to the Company's Restated Certificate of Incorporation effecting a one-for-six reverse stock split became effective. The amount of shares has been restated to give effect to the reverse stock split. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive options or warrants for any of the periods covered.

         Fair Value of Financial Instruments. The carrying amounts reported on the balance sheet for the Company's cash equivalents and accounts payable and accrued liabilities approximate fair value due to the short-term nature of these items. The carrying amounts of the Company's notes payable secured by real estate, lines of credit, and notes to stockholder approximate fair value based on a comparison with current market rates for loans of similar risks and maturities.

NOTE 3.  REAL ESTATE INVENTORIES

Real estate inventories consist of the following:

                                                           December 31,
                                                   ----------------------------
                                                      1996             1995
                                                   ------------    ------------
Land                                               $ 24,299,000    $ 30,379,000
Land development and construction in progress        25,520,000      28,497,000
Completed inventory not subject to pending sales
    contracts (unsold)                                2,030,000       1,084,000
Allowances for write-down of real estate            (15,097,000)    (19,425,000)
                                                   ------------     -----------

Total                                              $ 36,752,000    $ 40,535,000
                                                   ============    ============

         As of December 31, 1996 and 1995, the Company owned title to approximately 3,300 and 4,200 lots, respectively. As of December 31, 1996 and 1995, approximately 700 lots and 1,400 lots, respectively, were in the process of being deeded back to land sellers (see below).

         In 1996, the Company determined that the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. An impairment allowance, which writes these assets down to fair value was established at December 31, 1996 totaling $785,000, of which $255,000 relates to properties in the high desert and $530,000 relates to a property in Riverside County. Additionally, in both 1995 and 1994, the Company determined that it was necessary to reflect a reduction in the estimated future cost recovery of various real estate holdings and established an allowance for net realizable value. Write-downs of real estate totaling $5.8 million were recorded as of December 31, 1995, of which $4.4 million related to properties in the high desert and $1.4 million related to properties in Riverside County. Write-downs of real estate totaling $2.6 million were recorded as of December 31, 1994, all of which related to properties in the high desert.

         The Company also concluded in 1995 and 1994 that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In this regard, the Company recorded a charge to operations in 1995 of $5.3 million. The balance of the related real estate inventories and indebtedness at December 31, 1995 was $3.1 million. In 1996, the Company deeded property with a book value of $2.1 million back to four of these land sellers in satisfaction of $2.1 million in indebtedness. Continuing negotiations may result either in extensions of maturity dates and/or other adjustments to the seller notes, or deedbacks of the two remaining properties with a book value of $1.0 million to the sellers in satisfaction of $1.0 million in indebtedness outstanding at December 31, 1996.

         During 1995 the Company also reduced the scope of one community in Riverside County which resulted in the write-off of approximately $300,000 of previously capitalized costs associated with architectural development and marketing activities. As of December 31, 1996, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property that will result in a reduction of real estate inventories of $0.4 million in satisfaction of $0.4 million of indebtedness outstanding at December 31, 1996.

         In 1994, the Company commenced the process of deeding property back to nine other land sellers from whom the Company purchased land in the high desert. In this regard, the Company recorded a charge to operations in 1994 of $4.1 million. The balance of the related real estate inventories and indebtedness at December 31, 1994 was $3.2 million. Deed backs of real estate with a book value and related indebtedness of $1.4 million and $1.5 million occurred in 1995 and 1996, respectively. As of December 31, 1996, the Company was still in the process of deeding back land to one of these land sellers that will result in a reduction of real estate inventories of $0.3 million in satisfaction of $0.3 million of indebtedness outstanding at December 31, 1996. This land was deeded back in January 1997. During 1994 the Company also closed four communities and reduced the scope of three other communities in the high desert which resulted in the acceleration of the write-off of previously capitalized costs associated with its regional development and marketing activities of approximately $4.0 million.

         The Company incurred interest that was capitalized. The following table shows the components of interest:

                                                     For the Years Ended December 31,
                                                   -----------------------------------
                                                       1996        1995        1994
                                                   ----------   ----------   ---------
Interest incurred and capitalized                  $1,635,000   $3,287,000   $3,607,000
                                                   ==========   ==========   ==========

Amortization of capitalized interest included in
     cost of homes, land and lots sold, and sale
     of divisions                                  $1,153,000   $6,621,000   $4,100,000
                                                   ==========   ==========   ==========

Unamortized capitalized interest included in
     real estate inventories at year end           $2,713,000   $2,231,000   $5,565,000
                                                   ==========   ==========   ==========


NOTE 4.  NOTES PAYABLE SECURED BY REAL ESTATE

Notes payable secured by real estate consist of the following:

                                                                                           December 31,
                                                                                  -------------------------------
                                                                                    1996               1995
                                                                                  ----------        -------------
Various land acquisition loans bearing interest at fixed rates ranging from 7.0%
     to 11.0% per annum. Principal payments are required on fixed schedules or as land is taken down. The loan balance at December 31, 1996 can be reduced by approximately $1.7 million as
     properties are deeded back to land sellers (see Note 3).                     $1,796,000        $  5,498,000

Various construction loans with an aggregate maximum amount of $22.3 million of which $8.7 million is available as of December 31, 1996 to finance construction. The notes generally bear interest at variable rates based on the prime rate plus 1.0% to 3.0%, per annum and are due primarily in 1997.
     Principal payments are generally required as homes are closed. The prime rate as of December 31, 1996 was 8.25%. At December 31, 1996,
     some of these loans were in default (see Note 8).                            13,564,000          11,162,000
                                                                                 -----------        ------------
                                                                                 $15,360,000        $ 16,660,000
                                                                                 ===========        ============

         Included in construction loans is a $600,000 secured participation note payable to ALG 1996-1 ("ALG") and a $900,000 secured participation note payable to Hunters Ridge Investment Partners ("HRIP") (see Note 9).

         The weighted average short term borrowing rate for construction loans was 10.13% and 10.47% for the years ended December 31, 1996 and 1995, respectively.

         The minimum future principal payments due on the notes payable secured by real estate at December 31, 1996 are as follows:

               1997               $13,161,000
               1998                 1,879,000
               1999                      --
               2000                      --
               2001                   320,000
                                  -----------
                                  $15,360,000
                                  ===========

NOTE 5.  LINES OF CREDIT

         The Company has secured lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1% that matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 and scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit, the Company issued a warrant to the lender to purchase 41,667 shares (restated for reverse stock split) of the Company's common stock at $6.00 per share (restated for reverse stock split) that expires June 30, 2000; and (ii) a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now in default, and the Company is negotiating the terms of an extension (see Note 8). The net outstanding balance under these lines of credit at December 31, 1996 was $4.3 million.

NOTE 6.  NOTES TO STOCKHOLDER

         At December 31, 1996, the Company had received from Ira C. Norris unsecured advances net of paybacks totaling $676,000 (which includes accrued interest of $13,000). Subsequent to year end, the Company received an additional $537,000 from Mr. Norris and paid back $220,000 to him. The Company has issued several notes to Mr.
Norris, bearing interest at 10.0% , all of which mature June 30, 1997.

NOTE 7.   INCOME TAXES

         The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns.

         The accompanying financial statements reflect provision (benefit) for federal and state income taxes as follows:

                                                                 For the Years Ended December 31,
                                                  ------------------------------------------------
                                                      1996               1995              1994
                                                  -----------        -----------        -----------
               Current provision (benefit)        $        --        $       --         $(2,107,000)
               Deferred provision (benefit)        (3,946,000)        (5,475,000)        (5,611,000)
               Valuation allowance                  3,946,000          7,759,000               --
                                                  -----------        -----------        -----------
                     Total                        $         0        $ 2,284,000        $(7,718,000)
                                                  ===========        ===========        ===========

         Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes", requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS No. 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax asset must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $11.7 million valuation allowance at December 31, 1996 to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that additional portions of the tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset.

         The tax effects of temporary differences and net operating loss carryforwards that give rise to the deferred tax asset and deferred tax liability consist of the following at:

                                                               December 31,
                                                    --------------------------------
                                                        1996                1995
                                                    ------------        ------------
Deferred tax asset:
     Net operating loss carryforward                $  6,882,000        $  4,452,000
     Write-downs of real estate                        6,060,000           5,838,000
     Accrued expenses                                    963,000             453,000
                                                    ------------        ------------
     Total deferred tax asset                         13,905,000          10,743,000
Deferred tax liability
     Expensing of interest and property taxes               --              (784,000)
Valuation allowance                                  (11,705,000)         (7,759,000)
                                                    ------------        ------------

Net deferred tax asset                              $  2,200,000        $  2,200,000
                                                    ============        ============

         At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of $17.1 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million, $5.0 million and $8.4 million expire in the years 2009, 2010 and 2011, respectively.

         A reconciliation of the computed statutory income tax benefit at the Federal statutory rate to the effective income tax benefit follows:

                                                 For the Years Ended December 31,
                                                ---------------------------------
                                                 1996         1995         1994
                                                -------     --------      -------
Percent of pre-tax loss at current
     federal statutory income tax rate           (34.0%)      (34.0%)      (34.0%)
                                                 ------      -------      -------
State and local income taxes net of
     federal benefit                              (4.7)        (4.7)        (4.7)
Increase in valuation allowance to absorb
     benefit created                              38.7         --           --
Other                                             --           (2.0)        (0.2)
                                                 ------      -------      -------
Net increase (reduction)                          34.0         (6.7)        (4.9)
                                                 -----       ------       ------

Effective tax rate                                 0.0%       (40.7%)      (38.9%)
                                                 ======      =======      =======

NOTE 8.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

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

         The Company generally believes its relationships with its subcontractors has been good. However, as a result of the limited amount of available working capital, relationships with certain subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens.

         In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balance totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project located in the high desert. There is no assurance that the Company will be successful in its negotiations with this bank. The law permits the bank to proceed with a non-judicial sale of the property as of April 9, 1997, 90 days after the notices of default were filed. Although the Company is currently in negotiations with the bank to amend the terms of the loans and remove the notices of default, there can be no assurances that the Company will be successful in its negotiations with the bank or that the bank will not commence with a non-judicial sale of the property. The final settlement could result in writedowns in 1997 in amounts ranging from minimal to approximately $6.0 million.

         During 1996 the Company entered into common stock purchase agreements for 90,878 shares (restated for reverse stock split) of common stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

         In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's common stock in a private transaction. The stock was issued subsequent to year end for a total purchase price of $750,000. The Company also granted the third party the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. At that time, in consideration of a $50,000 payment, the third party was also given an exclusive option to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of common stock in a private transaction to an entity related to this third party. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which the related entity, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). The related entity may also convert the warrant shares or any portion thereof into shares of common stock using a formula based upon the fair market value of the Company's common stock on the conversion date. One of the owners of this third party and the related entity is a partner in FERHP, one of the Company's consolidated partnerships and is a general partner of the owner of land in which the Company has entered into the Development and Marketing Agreement described below.

         In November 1996, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 163 lots owned by the third party in Victorville, California. All financing and bonding will be the responsibility of the third party. The Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company will assume the home warranty costs for which it will be paid $750 per house.

         In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builders' affiliates. After conducting due diligence relating to the proposed combination, negotiations were mutually terminated. Subsequently, at the request of the unaffiliated home builder, informal discussions have resumed. No assurances can be given whether or when the Company and the home builder may enter into a definitive agreement or, if entered into, what the precise terms of the transactions will be and whether any conditions to the consummation of such a transaction will be satisfied.

         In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. In October 1996, an additional eighteen homeowners filed a separate complaint. This complaint was subsequently amended to include an additional four homeowners. The Company is attempting to have this complaint consolidated with the previously consolidated complaints. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. The Company intends to continue to vigorously defend itself in this action. In 1994 the Company incurred as general and administrative expenses approximately $850,000 of post-warranty costs to potentially mitigate these items.

         Commitments and contingencies also include the usual obligations incurred by real estate developers in the ordinary course of business, including the securing of financing, performance bonds, entitlement and water rights. Outstanding performance bonds at December 31, 1996 and 1995 were $8.9 and $10.7 million, respectively.

         In 1993, the Company began to purchase lumber directly from suppliers pursuant to forward purchase commitments. These commitments were initiated in an effort to mitigate the continuing escalation in lumber pricing and ensure supply. The agreement in place for 1994 obligated the Company to purchase lumber to build at least 600 homes during 1994 at specified pre-established prices. The Company purchased lumber for approximately 100 homes under the contract. In February 1995 the Company reached an agreement with the lumber company to settle its lumber purchase commitment for $800,000, $645,000 of which was paid during 1995, with the balance paid during 1996. The Company accrued the full settlement as cost of homes sold in 1994.

         The Company is responsible for a one-year warranty period upon the sale of single-family homes. An estimated reserve for warranty costs is included in accounts payable and accrued liabilities.

         The Company is committed under various operating leases for office space and equipment. Rental expense relating to operating leases of $274,000, $520,000, and $440,000, for the years ended December 31, 1996, 1995, and 1994, respectively, is included in general and administrative expenses. The minimum future payments due on the lease contracts payable at December 31, 1996 are $299,000 for 1997, $167,000 for 1998, $111,000 for 1999, $82,000 for 2000, and
$0 for 2001.

          At December 31, 1996, the Company did not satisfy a certain financial covenant pursuant to a loan to Spirit 77 related to minimum net worth levels. The Company has received a waiver from the lender. Based on the anticipated results for 1997, the Company may be in violation of certain financial covenants under this loan agreement for the quarter ending March 31, 1997 and subsequent quarters. Although the Company believes these covenants could continue to be modified or waived, it is not certain that such modifications or waivers will be obtained.

         The Company is currently in default on the Purchase Agreement with Spirit 77 since the Company has not purchased all of the required minimum number of lots from Spirit 77. The Company and Spirit 77 are currently negotiating a modification to the Purchase Agreement. The Company is also in default on two notes payable to Spirit 77 related to the purchase of lots in 1996. The Company and Spirit 77 are currently negotiating extensions to the due dates of these notes.

NOTE 9. RELATED PARTY TRANSACTIONS

         For the years ended December 31, 1996, 1995, and 1994, the Company incurred $47,000, $46,000, and $109,000, respectively, in model home design fees and $153,000, $50,000, and $387,000, respectively, as reimbursement for the cost of the model home furnishings to Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

         For the years ended December 31, 1996, 1995, and 1994, the Company paid $107,000, $147,000, and $154,000, respectively, for the use of office space, to Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners.

         Included in other assets at December 31, 1995 is an unsecured non-interest bearing advance in the amount of $293,000, from Victor Valley Commercial Properties. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner. During 1996 the Company assigned this advance to Ira C. Norris in exchange for a cash payment of $293,000.

         Thomas E. Gibbs, Jr., a director of the Company, holds a 1.295% limited partner's interest in Palmdale Vistas. Mr. Gibbs also holds a 23% general partner's interest and a 1.376% limited partner's interest in Palmdale Vistas Housing Investments, which holds a 47.41% limited partner's interest in Palmdale Vistas. Mr. Gibbs also holds a 25% and 56.25% general partner's interest in ALG and HRIP, respectively. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

         One of the owners of two entities that own approximately 12.2% of the Company's outstanding common stock and a warrant to acquire approximately an additional 10.9%, respectively, holds a 5.55% limited partnership interest in FERHP.

         In January 1993 the Company borrowed $1.8 million under a loan agreement with one of its limited partners and a current stockholder and director of the Company. Ten percent of the rights and obligations under this agreement were assigned to another stockholder of the Company. The loan accrued interest at an annual rate of 1.0% above the prime rate. The loan, plus interest, was paid in full in April 1993, subsequent to the IPO. In connection with this loan the Company issued to such stockholders warrants to purchase 7,920 shares (restated for reverse stock split) and 880 shares (restated for reverse stock split), respectively, of the Company's common stock at an exercise price of $60.00 per share (restated for reverse stock split). The warrants expire in April 1998. As of December 31, 1996 none of the warrants had been exercised.

NOTE 10. EMPLOYEES' PROFIT SHARING PLAN

         The Company has an employee profit-sharing plan covering substantially all employees. Contributions are made annually on a discretionary basis. No contributions have been made for the years ended December 31, 1996, 1995, and 1994.

NOTE 11.  STOCK OPTIONS/STOCK ISSUANCE PLAN

         In November 1992, the Company's Board of Directors adopted the Stock Option/Stock Issuance Plan (the "Plan"). Under the plan, 100,000 shares (restated for reverse stock split) of common stock were authorized for issuance. The discretionary option grant program provides for the grant of options to purchase shares of the Company's common stock to key employees (including officers and directors) and consultants of the Company.

The options issued to employees are subject to certain vesting requirements. The options issued to directors may be exercised in full six months after the grant date.

         The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards given in 1996 and 1995 under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1996 and 1995 would not change materially from what is presented.

         During 1996, 19,142 options (restated for reverse stock split) were granted at prices ranging from $3.750 to $4.875 per share (restated for reverse stock split). As of October 2, 1995 the Compensation Committee of the Board of Directors offered all employees of the Company the right to exchange 26,167 existing options (restated for reverse stock split) at prices ranging from $14.25 to $56.25 (restated for reverse stock split) with replacement options. The replacement options were set at $6.75, the current fair market value at the time (restated for reverse stock split), and reset the required holding period. All employees elected to exchange their existing options for replacement options. As of December 31, 1996, 45,741 options (restated for reverse stock split) were outstanding at prices ranging from $3.75 to $56.25 per share (restated for reverse stock split), none of which have been exercised.

NOTE 12.  SUBSEQUENT EVENTS

         On January 16, 1997, a stockholder approved amendment to the Company's Restated Certificate of Incorporation effecting a one-for-six reverse stock split became effective.

         In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balance totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project located in the high desert. The law permits the bank to proceed with a non-judicial sale of the property as of April 9, 1997, 90 days after the notices of default were filed. Although the Company is currently in negotiations with the bank to amend the terms of the loans and remove the notices of default, there can be no assurances that the Company will be successful in its negotiations with the bank or that the bank will not commence with a non-judicial sale of the property.

         In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's common stock in a private transaction. The stock was issued subsequent to year end for a total purchase price of $750,000.

NOTE 13.  QUARTERLY RESULTS (UNAUDITED)

              The Company has experienced, and expects to continue to experience, significant variability in its operating results. The following table reflects the quarterly operating results of the Company for 1996 and 1995 (in thousands, except for earnings per share, number of homes sales closed, and average sales price).

                                                                 For the Three Months Ended (unaudited)
                                                      ------------------------------------------------------------
                                                       Dec. 31,        Sept. 30,        June 30,         March 31,
                                                        1996              1996            1996             1996
                                                      ---------        ---------        ---------        ---------
Total revenue                                         $   7,269        $   5,704        $   2,972        $   3,646
Gross profit                                                268              615              145              303
Operating loss                                           (1,228)            (670)            (900)            (976)
Pretax loss                                              (1,798)            (667)            (859)            (946)
Net loss                                                 (1,798)            (667)            (857)            (946)
Net loss per common share (restated for reverse
  stock split)                                        $   (1.25)       $   (0.46)       $   (0.60)       $   (0.69)
Number of homes closed                                       53               41               22               28
Average sales price                                   $ 137,100        $ 139,100        $ 135,100        $ 130,200


                                                                 For the Three Months Ended (unaudited)
                                                       ---------------------------------------------------------
                                                        Dec. 31,        Sept. 30,        June 30,       March 31,
                                                         1995              1995            1995           1995
                                                       ---------        ---------        --------       --------
Total revenue                                          $  12,281        $  17,194        $ 21,209       $ 20,633
Gross profit                                                 434            2,346           3,325          3,376
Operating income (loss)                                   (2,094)            (402)             38             80
Pretax income (loss)                                     (12,989)            (466)             23             40
Net income (loss)                                        (15,435)            (279)             14             24
Net income (loss) per common share (restated for
  reverse stock split)                                 $  (11.47)       $   (0.21)       $   0.01       $   0.02
Number of homes closed                                       117              149             171            158
Average sales price                                    $ 105,000        $ 115,400        $124,000       $130,600

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.


                                    PART III


         The Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13), except for the information with respect to the registrant's executive officers who are not directors, which is included in "Item 1. Business -- Executive Officers of the Registrant."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.                              Page
                                                                                          ----
         1.  The financial statements are included in Item 8.                           F1 - F20

         2.  The following financial statement schedules are included in this
Report:

                  None

Information required by other schedules has either been incorporated in the financial statements and accompanying notes, or is not applicable to the Company.

(B)  REPORTS ON FORM 8-K.

     The Company filed a current report on Form 8-K dated September 17, 1996 regarding a change of its independent accountant to Price Waterhouse LLP from Ernst & Young LLP. The Company filed Amendments No. 1 and No. 2 to this Form 8-K dated September 25, 1996 and October 1, 1996, respectively, to file the requisite letters received from Ernst & Young LLP. No financial statements were filed as part of these reports.

(C)  EXHIBITS.

EXHIBIT
NUMBER               DOCUMENT DESCRIPTION
------               --------------------
3.1      Restated Certificate of Incorporation of the Registrant. (Incorporated
         by reference to the Company's Form 8-K dated January 15, 1997.)

3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December
         31, 1995.)

*4.1     Specimen of Common Stock Certificate.

10.1 Form of Indemnification Agreement between the Registrant and its directors and certain officers. (Incorporated by reference to Exhibit
         10.1 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.2 Form Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.3    Form Stock Option Agreement (with Stock Appreciation Right.)
         (Incorporated by reference to Exhibit 10.4 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.4 Form of Non-employee Director Option Agreement. (Incorporated by reference to Exhibit 10.5 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

EXHIBIT
NUMBER               DOCUMENT DESCRIPTION
------               --------------------
+10.5    Form of Stock Issuance Agreement. (Incorporated by reference to Exhibit
         10.6 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.6    Profit Sharing Plan. (Incorporated by reference to Exhibit 10.7 of the
         Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.7    Cash or Deferred Profit Sharing Plan. (Incorporated by reference to
         Exhibit 10.8 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.8     Building Loan Agreement between Mesa Verde Land Developments and Union
         Bank dated June 15, 1989. (Incorporated by reference to Exhibit 10.12 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.9     Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated January 10, 1990. (Incorporated by reference to Exhibit 10.13 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.10    Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated June 25, 1992. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.11    Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated August 14, 1992. (Incorporated by reference to Exhibit 10.15 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.12    Note between Mesa Verde Land Developments and Union Bank dated June 15,
         1989. (Incorporated by reference to Exhibit 10.16 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.13    Construction Deed of Trust and Assignment of Rents between Mesa Verde
         Land Developments and Union Bank dated June 15, 1989. (Incorporated by reference to Exhibit 10.17 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.14    Guaranty between Ira C. Norris and Union Bank dated June 15, 1989.
         (Incorporated by reference to Exhibit 10.18 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.15    Guaranty between Inco Holding and Union Bank dated June 15, 1989.
         (Incorporated by reference to Exhibit 10.19 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.16   Employees' Incentive Compensation Plan. (Incorporated by reference to
         Exhibit 10.49 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.17    Business Loan Agreement between Inco Homes Corporation and Riverside
         National Bank, dated October 12, 1993. (Incorporated by reference to
         Exhibit 10.76 of the Company's Annual Report on Form 10-K dated
         December 31, 1993.)

EXHIBIT
NUMBER               DOCUMENT DESCRIPTION
------               --------------------
10.18     Corporate Resolution to Borrow between Inco Homes Corporation and
          Riverside National Bank, dated October 12, 1993. (Incorporated by reference to Exhibit 10.77 of the Company's Annual Report on Form 10-K
          dated December 31, 1993.)

10.19 Disbursement Request and Authorization between Inco Homes Corporation and Riverside National Bank, dated October 12, 1993. (Incorporated by reference to Exhibit 10.78 of the Company's Annual Report on Form 10-K dated December 31, 1993.)

10.20     Promissory Note between Inco Homes Corporation and Riverside National
          Bank, dated October 12, 1993. (Incorporated by reference to Exhibit
          10.79 of the Company's Annual Report on Form 10-K dated December 31,
          1993.)

10.21     Note Secured by Deed of Trust between Inco Homes Corporation and Union
          Bank, dated August 30, 1993. (Incorporated by reference to Exhibit
          10.80 of the Company's Annual Report on Form 10-K dated December 31,
          1993.)

10.22     Revised Letter of Intent to Purchase Certain Unimproved Real Property
          Located in City of Corona, County of Riverside, State of California, dated December 2, 1993. (Incorporated by reference to Exhibit 10.95 of the Company's Annual Report on Form 10-K dated December 31, 1993.)

+10.23    1992 Stock Option/Stock Issuance Plan. (Incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated
          March 31, 1994.)

10.24     Settlement Statement and Revised Letter of Intent to Purchase Certain
          Unimproved Real Property Located in the City of Corona, County of
          Riverside, State of California. (Incorporated by reference to Exhibit
          10.3 of the Company's Quarterly Report on Form 10-Q dated March 31,
          1994.)

10.25 Standard Office Lease - Gross between Princeland Development Company and Inco Homes Corporation, dated March 3, 1994. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form
          10-Q dated June 30, 1994.)

10.26     Standard Form Shopping Center Lease between Commercial Center
          Management, Inc., Receiver for Ranch Center Limited and Inco Homes
          Corporation, dated June 30, 1994. (Incorporated by reference to
          Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q dated
          June 30, 1994.)

10.27     Supplement to Deed of Trust between Union Bank and Inco Homes
          Corporation, dated October 7, 1994. (Incorporated by reference to
          Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q dated
          September 30, 1994.)

10.28     Addendum to Deed of Trust, Assignment of Rents, Security Agreement and
          Fixture Filing between Union Bank and Inco Homes Corporation, dated
          August 23, 1994. (Incorporated by reference to Exhibit 10.12 of the
          Company's Quarterly Report on Form 10-Q dated September 30, 1994.)

10.29 Addendum to Commercial Promissory Note Secured by Deed of Trust between Union Bank and Inco Homes Corporation, dated August 23, 1994.
          (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly
          Report on Form 10-Q dated September 30, 1994.)

10.30     Amendment Agreement Promissory Note and Deed of Trust between Union
          Bank and Inco Homes Corporation, dated October 7, 1994. (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q dated September 30, 1994.)

EXHIBIT
NUMBER               DOCUMENT DESCRIPTION
------               --------------------
10.31    Amendment Agreement between Union Bank and Inco Homes Corporation, dated October 7, 1994; Loan No. 3779915092 0021-00-0-001. (Incorporated
         by reference to Exhibit 10.15 of the Company's Quarterly Report on Form
         10-Q dated September 30, 1994.)

10.32    Office lease between Princeland Properties (International), Inc. and
         Inco Homes Corporation, dated October 5, 1994. (Incorporated by reference to Exhibit 10.106 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.33    Promissory Note, Loan No. 01373927-70, dated October 24, 1994, between
         Riverside National Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit 10.107 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.34 Construction Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated October 7, 1994, between Union Bank and Inco
         Homes Corporation. (Incorporated by reference to Exhibit 10.108 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.35 Building Loan Agreement/Disbursement Schedule dated October 7, 1994, between Union Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit 10.109 of the Company's Annual Report on Form
         10-K dated December 31, 1994.)

10.36 Commercial Promissory Note dated October 7, 1994, between Union Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit
         10.110 of the Company's Annual Report on Form 10-K dated December 31,
         1994.)

10.37    Lease of premises located at 1282 West Arrow Highway, Upland,
         California, dated as of October 1, 1995, between Inco Homes
         Corporation and G & N Investments. (Incorporated by reference to
         Exhibit 10.70 of the Company's Annual Report on Form 10-K dated
         December 31, 1995.)

10.38    Construction Deed of Trust, Modification of Deed of Trust Agreement
         (two Agreements), Construction Loan Modification Agreement and Amended and Restated Promissory Note, dated October 1, 1995, between Inco
         Homes Corporation and Riverside National Bank. (Incorporated by reference to Exhibit 10.71 of the Company's Annual Report on Form 10-K dated December 31, 1995.)

10.39 Tax Indemnification Agreement between the Registrant and Ira C. Norris dated March 15, 1993. (Incorporated by reference to Exhibit 10.44 of the Company's registration statement under the Securities Act on Form
         S-1, Registration Statement No. 33-58050.)

10.40    Limited Partnership Agreement of Spirit Corona 77, L.P. by and between
         ORA A&D Associates, L.P., a California Limited Partnership and Inco
         Homes Corporation, a Delaware corporation, dated January 11, 1996.
         (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q dated June 30, 1996.)

10.41    Limited Partnership Agreement of Freedom -- Eagle Ranch Housing
         Partners by and between Julia Construction Inc., a California corporation, Fred E. Liao and Bob C. Chang, and Inco Homes
         Corporation, a Delaware corporation, dated May 1, 1996. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form
         10-Q dated June 30, 1996.)

EXHIBIT
NUMBER               DOCUMENT DESCRIPTION
------               --------------------
10.42     Secured Participation Note by and between ALG-1996-1, a California
          Limited Partnership and Inco Homes Corporation, a Delaware
          corporation, dated June 26, 1996. (Incorporated by reference to
          Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June
          30, 1996.)

10.43 Limited Partnership Agreement of Triumph -- Lancaster Housing Partners by and between the Gibbs Family Trust and Inco Homes Corporation, dated August 5, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996.)

*10.44 Common Stock Purchase Agreement by and between Inco Homes Corporation, a Delaware corporation and Overland Opportunity Fund, LLC, a
          California limited liability company, dated December 23, 1996.

*10.45 Option Agreement by and between Inco Homes Corporation, a Delaware corporation and Overland Opportunity Fund, LLC, a California limited liability company, dated December 26, 1996.

*10.46 Consulting Agreement by and between Inco Homes Corporation, a Delaware corporation and Overland Opportunity Fund, LLC, a California limited liability company, dated December 26, 1996.

*10.47    Warrant to Purchase 1,200,000 Shares of Inco Homes Corporation Common
          Stock issued to Overland Company, Inc., dated December 26, 1996.

*10.48    Development and Marketing Agreement by and between Victorville 163
          Partners, L.P., a California limited partnership and Inco Homes
          Corporation, a Delaware corporation, dated November 15, 1996.

*10.49    Secured Participation Note by and between Hunter's Ridge Investment
          Partners, a California partnership and Inco Homes Corporation, a
          Delaware corporation, dated October 1996.

*10.50    Registration Rights Agreement by and between Inco Homes Corporation, a
          Delaware corporation and Overland Opportunity Fund, LLC, a California limited liability company, dated December 23, 1996.

*21.1     Subsidiaries of the Registrant.

*23.1     Consent of Independent Auditors (Ernst & Young LLP).

*23.2     Consent of Certified Public Accountants (Price Waterhouse LLP).

*27.1     Financial Data Schedule


----------------
* Filed herewith
+ Management contract, compensatory plan or arrangement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INCO HOMES CORPORATION


                                          By     /s/    Ira C. Norris
                                            --------------------------------
                                            Ira C. Norris
                                            Chairman of the Board, President and
                                            Chief Executive Officer
Dated:  April 14, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                               TITLE                             DATE
           ---------                               -----                             ----
     /s/ Ira C. Norris              Chairman of the Board, President and Chief     April 14, 1997
--------------------------------    Executive Officer (principal executive
       Ira C. Norris                officer)

    /s/ Norman B. Gold              Vice President and Chief Financial Officer     April 14, 1997
--------------------------------    (principal financial officer)
        Norman B. Gold


   /s/ Robert H. Daskal                  Director                                  April 14, 1997
--------------------------------
       Robert H. Daskal


 /s/ Thomas E. Gibbs, Jr.                Director                                  April 14, 1997
--------------------------------
     Thomas E. Gibbs, Jr.


   /s/ Ronald L. Neeley                  Director                                  April 14, 1997
--------------------------------
       Ronald L. Neeley


     /s/ John Seymour                    Director                                  April 14, 1997
--------------------------------
         John F. Seymour, Jr.

                             INCO HOMES CORPORATION

                FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                                  EXHIBIT INDEX


EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
3.1      Restated Certificate of Incorporation of the Registrant. (Incorporated
         by reference to the Company's Form 8-K dated January 15, 1997.)

3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December
         31, 1995.)

*4.1     Specimen of Common Stock Certificate

10.1 Form of Indemnification Agreement between the Registrant and its directors and certain officers. (Incorporated by reference to Exhibit
         10.1 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.2 Form Stock Option Agreement. (Incorporated by reference to Exhibit 10.3 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.3    Form Stock Option Agreement (with Stock Appreciation Right.)
         (Incorporated by reference to Exhibit 10.4 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.4 Form of Non-employee Director Option Agreement. (Incorporated by reference to Exhibit 10.5 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.5    Form of Stock Issuance Agreement. (Incorporated by reference to Exhibit
         10.6 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.6    Profit Sharing Plan. (Incorporated by reference to Exhibit 10.7 of the
         Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.7    Cash or Deferred Profit Sharing Plan. (Incorporated by reference to
         Exhibit 10.8 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.8     Building Loan Agreement between Mesa Verde Land Developments and Union
         Bank dated June 15, 1989. (Incorporated by reference to Exhibit 10.12 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
10.9     Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated January 10, 1990. (Incorporated by reference to Exhibit 10.13 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.10    Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated June 25, 1992. (Incorporated by reference to Exhibit 10.14 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.11    Amendment to Building Loan Agreement between Mesa Verde Land
         Developments and Union Bank dated August 14, 1992. (Incorporated by reference to Exhibit 10.15 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.12    Note between Mesa Verde Land Developments and Union Bank dated June 15,
         1989. (Incorporated by reference to Exhibit 10.16 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.13    Construction Deed of Trust and Assignment of Rents between Mesa Verde
         Land Developments and Union Bank dated June 15, 1989. (Incorporated by reference to Exhibit 10.17 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No.
         33-58050.)

10.14    Guaranty between Ira C. Norris and Union Bank dated June 15, 1989.
         (Incorporated by reference to Exhibit 10.18 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.15    Guaranty between Inco Holding and Union Bank dated June 15, 1989.
         (Incorporated by reference to Exhibit 10.19 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

+10.16   Employees' Incentive Compensation Plan. (Incorporated by reference to
         Exhibit 10.49 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.17    Business Loan Agreement between Inco Homes Corporation and Riverside
         National Bank, dated October 12, 1993. (Incorporated by reference to
         Exhibit 10.76 of the Company's Annual Report on Form 10-K dated
         December 31, 1993.)

10.18    Corporate Resolution to Borrow between Inco Homes Corporation and
         Riverside National Bank, dated October 12, 1993. (Incorporated by reference to Exhibit 10.77 of the Company's Annual Report on Form 10-K dated December 31, 1993.)

10.19 Disbursement Request and Authorization between Inco Homes Corporation and Riverside National Bank, dated October 12, 1993. (Incorporated by reference to Exhibit 10.78 of the Company's Annual Report on Form 10-K dated December 31, 1993.)

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
10.20    Promissory Note between Inco Homes Corporation and Riverside National
         Bank, dated October 12, 1993. (Incorporated by reference to Exhibit
         10.79 of the Company's Annual Report on Form 10-K dated December 31,
         1993.)

10.21    Note Secured by Deed of Trust between Inco Homes Corporation and Union
         Bank, dated August 30, 1993. (Incorporated by reference to Exhibit
         10.80 of the Company's Annual Report on Form 10-K dated December 31,
         1993.)

10.22    Revised Letter of Intent to Purchase Certain Unimproved Real Property
         Located in City of Corona, County of Riverside, State of California, dated December 2, 1993. (Incorporated by reference to Exhibit 10.95 of the Company's Annual Report on Form 10-K dated December 31, 1993.)

+10.23   1992 Stock Option/Stock Issuance Plan. (Incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March
         31, 1994.)

10.24    Settlement Statement and Revised Letter of Intent to Purchase Certain
         Unimproved Real Property Located in the City of Corona, County of
         Riverside, State of California. (Incorporated by reference to Exhibit
         10.3 of the Company's Quarterly Report on Form 10-Q dated March 31,
         1994.)

10.25 Standard Office Lease - Gross between Princeland Development Company and Inco Homes Corporation, dated March 3, 1994. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form
         10-Q dated June 30, 1994.)

10.26    Standard Form Shopping Center Lease between Commercial Center
         Management, Inc., Receiver for Ranch Center Limited and Inco Homes
         Corporation, dated June 30, 1994. (Incorporated by reference to Exhibit
         10.16 of the Company's Quarterly Report on Form 10-Q dated June 30,
         1994.)

10.27    Supplement to Deed of Trust between Union Bank and Inco Homes
         Corporation, dated October 7, 1994. (Incorporated by reference to
         Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q dated
         September 30, 1994.)

10.28    Addendum to Deed of Trust, Assignment of Rents, Security Agreement and
         Fixture Filing between Union Bank and Inco Homes Corporation, dated
         August 23, 1994. (Incorporated by reference to Exhibit 10.12 of the
         Company's Quarterly Report on Form 10-Q dated September 30, 1994.)

10.29    Addendum to Commercial Promissory Note Secured by Deed of Trust between
         Union Bank and Inco Homes Corporation, dated August 23, 1994.
         (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly
         Report on Form 10-Q dated September 30, 1994.)

10.30    Amendment Agreement Promissory Note and Deed of Trust between Union
         Bank and Inco Homes Corporation, dated October 7, 1994. (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form
         10-Q dated September 30, 1994.)

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
10.31    Amendment Agreement between Union Bank and Inco Homes Corporation, dated October 7, 1994; Loan No. 3779915092 0021-00-0-001. (Incorporated
         by reference to Exhibit 10.15 of the Company's Quarterly Report on Form
         10-Q dated September 30, 1994.)

10.32    Office lease between Princeland Properties (International), Inc. and
         Inco Homes Corporation, dated October 5, 1994. (Incorporated by reference to Exhibit 10.106 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.33    Promissory Note, Loan No. 01373927-70, dated October 24, 1994, between
         Riverside National Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit 10.107 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.34    Construction Deed of Trust, Assignment of Rents, Security Agreement and
         Fixture Filing, dated October 7, 1994, between Union Bank and Inco
         Homes Corporation. (Incorporated by reference to Exhibit 10.108 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.35 Building Loan Agreement/Disbursement Schedule dated October 7, 1994, between Union Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit 10.109 of the Company's Annual Report on Form 10-K dated December 31, 1994.)

10.36 Commercial Promissory Note dated October 7, 1994, between Union Bank and Inco Homes Corporation. (Incorporated by reference to Exhibit
         10.110 of the Company's Annual Report on Form 10-K dated December 31,
         1994.)

10.37    Lease of premises located at 1282 West Arrow Highway, Upland,
         California, dated as of October 1, 1995, between Inco Homes Corporation and G & N Investments. (Incorporated by reference to Exhibit 10.70 of the Company's Annual Report on Form 10-K dated December 31, 1995.)

10.38    Construction Deed of Trust, Modification of Deed of Trust Agreement
         (two Agreements), Construction Loan Modification Agreement and Amended and Restated Promissory Note, dated October 1, 1995, between Inco Homes
         Corporation and Riverside National Bank. (Incorporated by reference to
         Exhibit 10.71 of the Company's Annual Report on Form 10-K dated
         December 31, 1995.)

10.39 Tax Indemnification Agreement between the Registrant and Ira C. Norris dated March 15, 1993. (Incorporated by reference to Exhibit 10.44 of the Company's registration statement under the Securities Act on Form
         S-1, Registration Statement No. 33-58050.)

10.40    Limited Partnership Agreement of Spirit Corona 77, L.P. by and between
         ORA A&D Associates, L.P., a California Limited Partnership and Inco
         Homes Corporation, a Delaware corporation, dated January 11, 1996.
         (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
         Report on Form 10-Q dated June 30, 1996.)

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
10.41    Limited Partnership Agreement of Freedom -- Eagle Ranch Housing
         Partners by and between Julia Construction Inc., a California corporation, Fred E. Liao and Bob C. Chang, and Inco Homes Corporation,
         a Delaware corporation, dated May 1, 1996. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated
         June 30, 1996.)

10.42    Secured Participation Note by and between ALG-1996-1, a California
         Limited Partnership and Inco Homes Corporation, a Delaware corporation, dated June 26, 1996. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996.)

10.43 Limited Partnership Agreement of Triumph -- Lancaster Housing Partners by and between the Gibbs Family Trust and Inco Homes Corporation, dated
         August 5, 1996. (Incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report on Form 10-Q dated September 30, 1996.)

*10.44 Common Stock Purchase Agreement by and between Inco Homes Corporation, a Delaware corporation and Overland Opportunity Fund, LLC, a California limited liability company, dated December 23, 1996.

*10.45 Option Agreement by and between Inco Homes Corporation, a Delaware corporation and 58 Overland Opportunity Fund, LLC, a California limited liability company, dated December 26, 1996.

*10.46 Consulting Agreement by and between Inco Homes Corporation, a Delaware corporation and 61 Overland Opportunity Fund, LLC, a California limited liability company, dated December 26, 1996.

*10.47   Warrant to Purchase 1,200,000 Shares of Inco Homes Corporation Common
         Stock issued to Overland Company, Inc., dated December 26, 1996.

*10.48   Development and Marketing Agreement by and between Victorville 163
         Partners, L.P., a California limited partnership and Inco Homes
         Corporation, a Delaware corporation, dated November 15, 1996.

*10.49   Secured Participation Note by and between Hunter's Ridge Investment
         Partners, a California partnership and Inco Homes Corporation, a
         Delaware corporation, dated October 1996.

*10.50   Registration Rights Agreement by and between Inco Homes Corporation, a
         Delaware corporation and Overland Opportunity Fund, LLC, a California limited liability company, dated December 23, 1996.

*21.1    Subsidiaries of the Registrant.

*23.1    Consent of Independent Auditors (Ernst & Young LLP).

*23.2    Consent of Certified Public Accountants (Price Waterhouse LLP).

EXHIBIT                                                                             SEQUENTIALLY
NUMBER                        DOCUMENT DESCRIPTION                                  NUMBERED PAGE
------                        --------------------                                  -------------
*27.1    Financial Data Schedule.

----------------
* Filed herewith
+ Management contract, compensatory plan or arrangement