Form 10-K/A
period 1996-12-31
INCO HOMES CORP
filed 1997-04-30
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ____________ TO _____________

                         COMMISSION FILE NUMBER 0-21378

                             INCO HOMES CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     33-0534734
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)


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

                                  COMMON STOCK
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997 was $2,878,037.

     The number of shares outstanding of each of the registrant's classes of common stock on March 31, 1997 was as follows:

            COMMON STOCK (PAR VALUE $.01 PER SHARE) 1,637,096 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

 No documents are incorporated by reference in this Form 10-K/A Amendment No. 1.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The number shown for "Value of warrants issued pursuant to consulting agreement" in the Consolidated Statements of Stockholders' Equity in the Form 10-K for the period ended December 31, 1996 should have been as shown in the corrected statement which is presented below.



INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Common Stock
                                    ----------------------------------
                                            Shares                         Additional                 Retained
                                    (restated for reverse                   Paid-in      Treasury     Earnings
(Dollars in thousands)              stock split) - Note 1      Amount       Capital        Stock      (Deficit)        Total
                                    ---------------------    ----------    -----------   ---------   -----------     ---------
Balance - December 31, 1993               1,330,833           $      80     $  40,527        -        $   2,541      $  43,148

Net loss - 1994                                --                  --            --          -          (12,090)       (12,090)
                                          ---------           ---------     ---------    -------      ---------      ---------
Balance - December 31, 1994               1,330,833                  80        40,527        -           (9,549)        31,058

Common stock issued                          15,385                   1           149        -             --              150

Net loss - 1995                                --                  --            --          -          (15,676)       (15,676)
                                          ---------           ---------     ---------    -------      ---------      ---------
Balance - December 31, 1995               1,346,218                  81        40,676        -          (25,225)        15,532

Common stock issued - Note 8                 90,878                   5           523        -             --              528

Value of warrants issued to bank
pursuant to extension of line of
credit - Note 5                                --                  --             111        -             --              111

Value of warrants issued pursuant to
consulting agreement - Note 8                  --                  --             131        -             --              131

Cash received from common stock
subscription - Note 8                          --                  --             250        -             --              250

Net loss - 1996                                --                  --            --          -           (4,268)        (4,268)
                                          ---------           ---------     ---------    -------      ---------      ---------
Balance - December 31, 1996               1,437,09            $      86     $  41,691        -        $ (29,493)     $  12,284
                                          =========           =========     =========    =======      =========      =========


See accompanying notes to financial statements

                                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS OF THE COMPANY.

         The members of the Board of Directors of Inco Homes are classified into three classes, one of which is elected at each Annual Meeting of Stockholders to hold office for a three-year term and until successors of such class have been elected and qualified. The following are the names of the Board of Directors of the Company as of March 31, 1997.


                                                                                          CLASS AND YEAR
                                                                         DIRECTOR         IN WHICH TERM
           NAME                       PRINCIPAL OCCUPATION                 SINCE           WILL EXPIRE            AGE
           ----                       --------------------                 -----           -----------            ---
Ira C. Norris                Chairman of the Board, President and          1993              Class I              60
                             Chief Executive Officer of Inco                                   1999
                             Homes Corporation

Thomas E. Gibbs, Jr.         Attorney in private practice                  1995              Class II             53
                                                                                               1998

John F. Seymour, Jr.         Chief Executive Officer, Southern             1995              Class II             59
                             California Housing Development                                    1998
                             Corporation

Ronald L. Neeley             Former Chief Executive Officer,               1993             Class III             59
                             Maintenance Warehouse/America                                     1997
                             Corporation

Robert H. Daskal             Senior Vice President and Chief               1995             Class III             55
                             Financial Officer, Olympic Cascade                                1997
                             Financial Corporation


         Ira C. Norris founded the Company in 1976. Mr. Norris has served as the Chairman of the Board and Chief Executive Officer of the Company since 1993. Mr. Norris has served as President of the Company since 1976. From 1968 to 1976, Mr. Norris served as a Corporate Vice President and Division Operating Manager of Kaufman and Broad, Inc., a company engaged in the real estate and life insurance business. From 1960 to 1968, he was an independent builder/developer in Los Angeles and the San Fernando Valley suburbs.

         Thomas E. Gibbs, Jr. has served as a director of the Company since December 1995. Mr. Gibbs is an attorney in private practice of law specializing in real estate, corporate and commercial law with an emphasis on real estate syndication and investments. Mr. Gibbs has over twenty years of experience representing residential real estate developers.

         John F. Seymour, Jr. has served as a director of the Company since December 1995. Mr. Seymour has been the Chief Executive Officer of Southern California Housing Development Corporation, a non-profit organization, since January 1995. Prior to joining Southern California Housing Development Corporation, Mr. Seymour served for two years as the Executive Director of the California Housing Finance Agency which directs billions of dollars of capital vital to affordable housing. In January 1991, Mr. Seymour was appointed by Governor Pete Wilson to be his successor in the United States Senate, where he served until January 1993. From April 1982 to January 1991, Mr. Seymour served as a California State Senator for the 35th Senate District. Mr. Seymour is a director of Irvine Apartment Communities, a Real Estate Investment Trust.

         Ronald L. Neeley has served as a director of the Company since May 1993. Mr. Neeley was the founder and Chief Executive Officer of Maintenance Warehouse/America Corporation, the nation's largest distributor of replacement parts for plumbing, electrical and hardware products to the multi-family housing and hospitality markets. Mr. Neeley recently sold Maintenance Warehouse/America Corporation and will continue on a temporary basis as a consultant.

         Robert H. Daskal has served as a director of the Company since May 1995. Mr. Daskal is Senior Vice President and Chief Financial Officer of Olympic Cascade Financial Corporation, a financial services holding company. Mr. Daskal was the Executive Vice President and Chief Financial Officer of Inco Homes Corporation from October 1994 to January 15, 1997. Prior to joining the Company, Mr. Daskal was Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc., a homebuilder in Tempe, Arizona, from 1985 to 1994. UDC Homes, Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy code in May 1995.

EXECUTIVE OFFICERS OF THE COMPANY.

         See "Item 1. Business -- Executive Officers of the Registrant."

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

         Overland Opportunity Fund, LLC, the beneficial owner of 200,000 shares of the Company's Common Stock (restated for reverse stock split), and Overland Company, Inc., the beneficial owner of a warrant to acquire 200,000 shares of the Company's Common Stock (restated for reverse stock split), did not file their respective Form 3's covering those acquisitions on a timely basis. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         Except as stated above and based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 1996 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners.

ITEM 11.   EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the compensation paid by the Company for the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer, and the only other executive officer who was an executive officer of the Company at December 31, 1996 whose total annual salary and bonus were in excess of $100,000 at December 31, 1996 (the "named executive officers"). No executive officer who would have been otherwise includable in such table on the basis of salary and bonus earned for the 1996 fiscal year has resigned or terminated employment during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                 Long Term
                                                                               Compensation
                                                                               -------------
                                                 Annual Compensation               Awards
                                              ------------------------         -------------
                                                                                 Securities
        NAME AND PRINCIPAL                                                       Underlying              All Other
             POSITION                 Year     Salary (1)       Bonus         Options/SARs (#)       Compensation (2)
        ------------------            ----     ----------       -----         ----------------       ----------------
Ira C. Norris                         1996      $360,000 (3)    $    0                  0                  $7,856 (4)
  Chairman of the Board,              1995       360,000             0                  0                  10,409 (5)
  President and Chief                 1994       604,197             0                  0                       0
  Executive Officer


Robert H. Daskal (6)                  1996       240,000             0              4,167 (11)              1,203 (7)
  Executive Vice President            1995       218,500           500 (8)         12,500 (9)(11)             600 (7)
  and Chief Financial Officer         1994             0             0              2,500 (11)             26,500 (10)

-------------------
(1)      Salary includes employee contributions under the Company's 401(k) Plan.

(2) Excludes a nominal amount, not in excess of $500 per employee annually, for life insurance premiums.

(3)      Includes $75,000 accrued in 1996, but not yet paid.

(4) Represents medical expenses of $4,849 and auto expenses of $2,072 paid by the Company, and $935 of the Company's contribution under the Company's 401(k) Plan.

(5) Represents medical expenses of $6,846 and auto expenses of $3,563 paid by the Company.

(6) Mr. Daskal ceased to be an officer and employee of the Company as of January 15, 1997 but will continue to serve as a director.

(7)      Represents the Company's contributions under the Company's 401(k) Plan.

(8)      Includes a bonus of $500 accrued in 1995 and paid in 1996.

(9) Includes options to purchase 2,500 shares granted in exchange for the options originally granted in 1994.

(10) Includes $17,000 paid in 1994, and $9,500 accrued in 1994 but paid in 1995, for consulting services.

(11)     Restated for reverse stock split.

STOCK OPTIONS

         The following table contains information concerning the grant of stock options under the Company's 1992 Stock Option/Stock Issuance Plan for the 1996 fiscal year to the named executive officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options which are set at a maximum of 10 years.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                             Annual Rates of Stock
                                                                                             Price Appreciation for
                                    INDIVIDUAL GRANTS                                             Option Term
----------------------------------------------------------------------------------------------------------------------------------
                               Number of            % of Total
                               Securities          Options/SARs        Exercise
                               Underlying           Granted to          or Base
                              Options/SARs         Employees in          Price         Expiration
          Name               Granted (#)(1)       Fiscal Year(2)      ($/Sh) (3)          Date           5% (4)         10% (4)
          ----               --------------       --------------      ----------          ----           ------         -------
Ira C. Norris                        0                  N/A                N/A             N/A             N/A             N/A

Robert H. Daskal                 4,167 (5)              21.8%             $3.75 (5)       09/12/06         $9,827          $24,904


--------------
(1) Each listed option granted to a named executive officer becomes exercisable for 25% of the option shares after 12 months of continued service from the date of grant. The option will become exercisable for the balance of the shares in a series of 36 successive equal monthly installments upon the optionee's completion of each additional month of service measured from the first anniversary of the date of grant. Each option will become immediately exercisable for all of the option shares in the event the Company is acquired by merger or sale of substantially all of the Company's assets or outstanding Common Stock, unless the option is assumed or otherwise replaced by the acquiring entity. The Compensation Committee has authority to provide for the acceleration of each option in connection with certain hostile tender offers or proxy contests for Board membership. Each option includes a limited stock appreciation right pursuant to which the option, if in effect for at least six months, will automatically be cancelled upon the occurrence of certain hostile tender offers, in return for a cash distribution from the Company based on the tender offer price per share. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company.

(2) Includes options granted pursuant to the Company's automatic option grant program for non-employee directors.

(3) The exercise price of each option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise. The Compensation Committee has the authority to reprice outstanding options through the cancellation of those options and the grant of replacement options with an exercise price equal to the lower fair market value of the option shares on the regrant date.

(4) The potential realizable value is reported net of the option price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% only from the date of grant to the expiration date of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.

(5)      Restated for reverse stock split.

OPTION/SAR EXERCISES AND HOLDINGS

         The following table provides information with respect to the named executive officers concerning the unexercised options held as of the end of the last fiscal year. None of the named executive officers exercised options to purchase the Company's Common Stock during the last fiscal year.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                         VALUE OF UNEXERCISED IN-THE-MONEY
                                                                           OPTIONS/SARS AT FY-END (MARKET
                               NUMBER OF SECURITIES UNDERLYING          PRICE OF SHARES AT FY-END ($1.875 -
                             UNEXERCISED OPTIONS/SARS AT FY-END          RESTATED FOR REVERSE STOCK SPLIT)
             NAME            (RESTATED FOR REVERSE STOCK SPLIT)                 LESS EXERCISE PRICE)
----------------------------------------------------------------------------------------------------------------
                              Exercisable            Unexercisable            Exercisable          Unexercisable
----------------------------------------------------------------------------------------------------------------
Ira C. Norris                      0                       0                       0                     0
Robert H. Daskal                12,500                   4,167                     0                     0
================================================================================================================

DIRECTORS' FEES AND BENEFITS.

         Each non-employee member of the Board is paid an annual retainer fee of $10,000 and reimbursed for all out-of-pocket costs incurred in connection with attendance at meetings of the Board of Directors of the Company. All 1996 and 1997 directors fees will be paid with non-registered shares of Common Stock of the Company on a quarterly basis. The number of shares to be issued to each director in each quarter will be determined by dividing $2,500 by (i) the closing price of the Common Stock on the day of the quarter's board meeting, or
(ii) if no board meeting is held in a particular calendar quarter, the closing price of the Common Stock on the last trading day of the calendar quarter. Upon joining the Board, each non-employee Board member also received an option grant for 1,250 shares of Common Stock (restated for reverse stock split) pursuant to the Company's automatic option grant program under the Company's 1992 Stock Option/Stock Issuance Plan. The exercise price per share (restated for reverse stock split) for grants made to Ronald L. Neeley was $56.25 (restated for reverse stock split), to Thomas E. Gibbs, Jr. and John F. Seymour, Jr. was $6.00 (restated for reverse stock split), and to Robert H. Daskal was $2.622 (restated for reverse stock split), the fair market value per share of Common Stock on the respective grant date. Similar automatic option grants in the amount of 834 shares (restated for reverse stock split) are made annually to each individual who continues to serve as a non-employee Board member on the date of each subsequent Annual Meeting of Stockholders, provided that such individual has served as a non-employee Board member for at least six months prior to the date of such meeting. Accordingly, in May 1996, Ronald L. Neeley received an option grant for 834 shares of Common Stock (restated for reverse stock split) with an exercise price of $4.875 per share (restated for reverse stock split). Automatic option grants may be exercised in full six months after the grant date, provided the eligible director remains a member of the board through that date. Such automatic grants will cease for any non-employee Board member who has been granted a cumulative total of options to purchase 5,417 shares of Common Stock (restated for reverse stock split).

OPTION AND SAR REPRICING

                         TEN-YEAR OPTION/SAR REPRICINGS

                                               Number of
                                               Securities           Market Price
                                               Underlying             of Stock            Exercise Price at
                                              Options/SARs           at Time of                Time of               New
                                              Repriced or           Repricing or            Repricing or           Exercise
          NAME                 Date          Amended (#)(1)       Amendment ($)(1)        Amendment ($)(1)       Price ($)(1)
          ----                 ----          --------------       ----------------        ----------------       ------------
Robert H. Daskal             10/02/95               2,500               $6.75                    $14.25             $6.75
  Executive Vice
  President and Chief
  Financial Officer (2)

Lynn C. Parkes               10/02/95                 417                6.75                     56.25              6.75
  Controller

--------------
(1)      Restated for reverse stock split.

(2) Mr. Daskal ceased to be an officer and employee of the Company as of January 15, 1997.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") of the Board of Directors sets the base salary of the Company's executive officers and approves individual bonus programs for executive officers. Option grants to executive officers are made by the Committee, and the Committee has complete discretion in establishing the terms of each such grant. The following is a summary of policies of the Committee that affect the compensation paid to executive officers, as reflected in the tables and text set forth elsewhere in this Item 11.

Compensation Philosophy

         The Committee applies a consistent philosophy to compensation for all employees, including executive officers. This philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives. The Company strives to achieve those objectives through teamwork that is focused on meeting the expectations of customers and stockholders.

         The Company strives to pay competitively. The Company is committed to providing a pay program that helps attract and retain quality employees. To ensure that pay is competitive, the Company compares its pay practices with those of competing companies and sets its pay parameters based on this review. In general, the compensation for the Company's executive officers approximate the compensation for the comparison group, reflecting the Company's relative position within the group. The Committee reviewed several compensation surveys of nearly 100 real estate development and management companies prepared by a firm that specializes in real estate compensation studies. Many of the public homebuilders included in the peer group index reflected on the Performance Graph were also included in the compensation survey.

         The Company pays for relative sustained performance. Executive officers are rewarded based upon corporate performance and individual performance. Corporate performance is evaluated by reviewing the extent to which strategic and business plan goals are met, including such factors as operating profit and performance relative to competitors. Individual performance is evaluated by reviewing development progress against set objectives and the degree to which Company values are fostered.

         The Company strives for fairness in the administration of pay. The Company strives to balance the compensation paid to a particular individual and the compensation paid to other persons both inside the Company and at comparable companies.

General Compensation Policy

         The Committee's overall policy is to offer the Company's executive officers competitive cash-based and equity-based compensation opportunities based upon their individual performance, the financial performance of the Company and their contribution to that performance. One of the Committee's primary objectives is to have a substantial portion of each officer's compensation contingent upon the Company's performance as well as upon his or her own level of performance.

         The principal factors taken into account in establishing each executive officer's compensation package are summarized below. Additional factors may be taken into account to a lesser degree, and the relative weight given to each factor varies with each individual in the sole discretion of the Committee. The Committee may in its discretion apply entirely different factors, such as different measures of financial performance, for future fiscal years.

         Cash-Based Compensation. The Committee sets base salary for executive officers on the basis of individual performance, years of experience, the salary levels in effect for comparable positions with other companies in the industry and internal comparability considerations. The aggregate amount of the Company's annual bonus pool is based on a percentage of the Company's pre-tax income. This amount is allocated to executive officers, including the Chief Executive Officer, on the basis of the officer's salary level, years of experience, operating performance and individual performance. No bonus was accrued or paid to the Chief Executive Officer in 1996. The Company also has a tax-qualified profit sharing plan to which it can contribute a portion of profits and such contribution is allocated to eligible participants in proportion to their total compensation for the year relative to the total aggregate compensation for all eligible participants. The Company believes that all employees share the responsibility of achieving profits. In addition, the Company has a 401(k) plan to which it makes matching contributions.

         Long-Term Equity-Based Compensation. The Committee intends to make stock option grants on an annual basis. Each grant is designed to align the interests of the executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant generally allows the officer to acquire shares of the Company's Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years), thus providing a return to the officer only if he or she remains in the employ of the Company and the market price of the shares appreciates over the option term. The size of the option grant to each executive officer generally is set at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual's current position with the Company, but there is also taken into account the size of comparable awards made to individuals in similar positions in the industry as reflected in external surveys, the individual's potential for future responsibility and promotion over the option term, the individual's individual performance in recent periods. Generally, as an officer's level of responsibility increases, a greater portion of his or her total compensation will be dependent upon Company performance and stock price appreciation rather than base salary. The relative weight given to these factors varies with each individual in the sole discretion of the Committee.

         CEO Compensation. In setting the compensation payable to the Company's CEO, the Compensation Committee has sought to establish a level of base salary competitive with that paid by companies within the industry which are comparable in size to the Company and by companies outside of the industry with which the Company competes for executive talent. The CEO has voluntarily reduced his salary from $360,000 to $240,000, commencing in 1997. He will be eligible to receive an annual bonus under the Company's executive incentive plan. No bonus was accrued or paid to the CEO in 1994, 1995 or 1996.

Deduction Limit for Executive Compensation

         Section 162(m) of the Internal Revenue Code ("Section 162(m)"), enacted in 1993, limits federal income tax deductions for compensation paid to the Chief Executive Officer and the four other most highly compensated officers of a public company to $1.0 million per year, but contains an exception for performance-based compensation that satisfies certain conditions. The stock options granted to its executives currently do not qualify for the performance-based exception to the deduction limit.

         Because it is unlikely that compensation payable to any Company executive would exceed the deduction limit in the near future, the Committee has not yet considered whether it will seek to qualify compensation or will prohibit the payment of compensation that would exceed the deduction limit. However, in approving the amount and form of compensation for Company executives, the Committee will continue to consider all elements of cost to the Company of providing that compensation.

         Reports on Option Exchange and Executive Compensation submitted by the Compensation Committee of the Company's Board of Directors:

                                  Ira C. Norris
                                Ronald L. Neeley
                              Thomas E. Gibbs, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         Ira C. Norris, the Chairman of the Board, President and Chief Executive Officer of the Company, was a member of the Compensation Committee of the Board of Directors in 1996.

PERFORMANCE GRAPH

         The following performance graph shows the percentage change in cumulative total return to a holder of the Company's Common Stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor's 500 Stock Index, the Standard & Poor's SmallCap 600 Index and the peer group indicated below, during the period from April 1, 1993 (the date prior to the Company's initial public offering) through December 31, 1996. The Company has changed its comparison to the Standard & Poor's SmallCap 600 Index from the Standard & Poor's 500 Stock Index. The Company considers its capitalization more closely reflective of the companies indexed in the S&P SmallCap 600 Index.


                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                       APRIL 1, 1993 TO DECEMBER 31, 1996












                                    [GRAPH]
















--------------------------------------------------------------------------------------------------------------------------
                                            4/1/93             12/31/93        12/31/94          12/31/95        12/31/96
                                           -------             --------        --------          --------        --------
Inco Homes                                 $100.00              $80.00           $15.31            $8.75           $3.12
S&P 500 Stock Index                        $100.00             $105.78          $107.18          $147.45         $181.31
S&P SmallCap 600 Index                     $100.00             $114.69          $109.22          $141.94         $172.20
Peer Group                                 $100.00             $119.69           $75.79          $101.84          $95.94
--------------------------------------------------------------------------------------------------------------------------

* $100 invested on 4/1/93 in stock, group or index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of March 31, 1997 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director, (iii) each officer listed in the Summary Compensation Table, and (iv) all directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated. Common Stock shares and per share amounts have been restated to give effect to the Company's one-for-six reverse stock split.


                                                       SHARES BENEFICIALLY OWNED
NAME AND ADDRESS                                       -------------------------
OF BENEFICIAL OWNER                                     NUMBER       PERCENTAGE
-------------------                                     ------       ----------
Ira C. Norris(1) .....................................  409,587        25.02%
1282 West Arrow Highway
Upland, CA

Overland Opportunity Fund, LLC(2) ....................  200,000        12.22%
147 East Olive Avenue
Monrovia, CA 91016

Overland Company, Inc.(3).............................  200,000        10.89%
147 East Olive Avenue
Monrovia, CA 91016

Ronald L. Neeley(4)(5)(6) ............................  142,385         8.64%
P.O. Box 371347
San Diego, CA

Wellington Management Company, LLP(7) ................  128,017         7.82%
75 State Street
Boston, MA 02109

First Financial Fund, Inc.(8) ........................  128,017         7.82%
One Seaport Plaza - 25th Floor
New York, NY 10292

Robert H. Daskal(9) ..................................   12,750            *

John F. Seymour, Jr.(10) .............................    1,384            *

Thomas E. Gibbs, Jr.(10)(11) .........................    1,267            *

Norman B. Gold(12) ...................................      417            *

Lynn C. Parkes(12) ...................................      417            *

All directors and executive officers as a group
(7 persons)(1)(4)(5)(6)(9)(10)(11)(12) ...............  568,207        34.13%

------------------
(1) Includes (i) 337,418 shares of Common Stock owned by Norris Living Trust Dated 2/17/89, a family trust of which Mr. Norris and his wife, Nancy D. Norris, serve as trustees, (ii) 834 shares of Common Stock owned by Mr. Norris and his wife jointly, and (iii) 2,657 shares of Common Stock owned of record by Mr. Norris' wife.

(2) In December 1996, the Company entered into a Common Stock Purchase Agreement with Overland Opportunity Fund, LLC to sell 200,000 shares of the Company's Common Stock in a private transaction. The stock was issued in January and February, 1997 for a total purchase price of $750,000. The Company also granted Overland Opportunity Fund, LLC the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. Schedule 13D states that in its capacity as a real estate investment company, Overland Opportunity Fund, LLC may be deemed beneficial owner of the shares. The Schedule 13D indicates that Overland Opportunity Fund, LLC has sole voting power and sole dispositive power. Schedule 13D also disclaims beneficial ownership by Overland Opportunity Fund, LLC, of the warrant described in (3) below owned by Overland Company, Inc., an affiliated corporation. Certain equity owners of Overland Opportunity Fund, LLC are also equity owners of Overland Company, Inc.
(3) In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which Overland Company, Inc. on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share. If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share. Overland Company, Inc. may also convert the warrant or any portion thereof into shares of common stock using a formula based upon the fair market value of the Company's common stock on the conversion date. Schedule 13D states that in its capacity as a real estate investment and consulting company, Overland Company, Inc. may be deemed beneficial owner of the warrant. The Schedule 13D indicates that Overland Company, Inc. has sole voting power and sole dispositive power. Schedule 13D also disclaims beneficial ownership by Overland Company, Inc. of the shares of common stock described in (2) above owned by Overland Opportunity Fund, LLC, an affiliated limited liability company. Certain equity owners of Overland Opportunity Fund, LLC are also equity owners of Overland Company, Inc.
(4) Includes 130,713 shares of Common Stock owned by Neeley Revocable Family Trust Dated 9/15/81, as amended, of which Mr. Neeley is a co-trustee with his wife.
(5) Includes warrants to purchase 7,920 shares of the Company's Common Stock, currently exercisable at $60.00 per share, which were granted to the Neeley Revocable Family Trust Dated 9/15/81, as amended.
(6) Includes options held by Mr. Neeley to purchase 1,250 shares of Common Stock currently exercisable at a price of $56.25 per share, 834 shares of Common Stock currently exercisable at a price of $25.50 per share, 834 shares of Common Stock currently exercisable at a price of $11.25 per share and 834 shares of Common Stock currently exercisable at a price of $4.875 per share. These options were granted pursuant to the Company's automatic option grant program for non-employee Board members.
(7) Beneficial ownership is as of December 31, 1996, per Schedule 13G, that states that in its capacity as investment advisor, it may be deemed beneficial owner of the shares owned by its investment counseling clients. The Schedule 13G indicates that Wellington Management Company, LLP has no voting power and shared dispositive power.
(8) Beneficial ownership is as of December 31, 1996, per Schedule 13G, that states that in its capacity as an investment company, it may be deemed beneficial owner of the shares. The Schedule 13G indicates that First Financial Fund, Inc. has sole voting power and shared dispositive power.
(9) Includes 250 shares of Common Stock owned by Mr. Daskal and his wife jointly and an option held by Mr. Daskal to purchase 12,500 shares of Common Stock currently exercisable at a price of $6.75 per share.
(10) Includes options held by Mr. Seymour and Mr. Gibbs, respectively, to purchase 1,250 shares of Common Stock, respectively, currently exercisable at $6.00 per share. These options were granted pursuant to the Company's automatic option grant program for non-employee Board members.
(11) Includes 17 shares of Common Stock held by Gibbs Family Trust Dated 2/19/93, of which Mr. Gibbs is a co-trustee with his wife.
(12) Includes options held by Mr. Gold and Ms. Parkes, respectively, to purchase 417 shares of Common Stock, respectively, currently exercisable at $6.75 per share.

 * Percentage of shares beneficially owned does not exceed 1% of the class so owned.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Ira C. Norris and Entities Controlled by Ira C. Norris

         The Company leases its corporate headquarters in Upland, California from Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners. The lease, subject to extension by the Company, expires in September 2000 and provides for the lease by the Company of approximately 6,800 square feet of rentable area at an initial monthly base rent of $8,823. Rent increases annually, as of October 1996, based upon the Consumer Price Index. The Company believes that this lease is on as favorable terms as those that could have been obtained from unaffiliated third parties. In 1996, the Company incurred rental expense of $107,000 with Inco Plaza, Ltd. for the use of office space.

         The Company advanced funds to Victor Valley Commercial Properties over several years prior to 1992. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner. In May 1996, this unsecured receivable from Victor Valley Commercial Properties approximated $293,000. At that time, the Company assigned this advance to Ira C. Norris in exchange for a cash payment of $293,000.

         The Company engaged Nancy Orman Interiors ("NOI"), an interior decorating firm, to decorate certain of the Company's model homes. The firm is owned by Nancy Norris, the wife of Ira C. Norris. NOI analyzes the demographic information prepared by the Company, designs the interior areas, purchases the furnishings, hires the subcontractors and installs the furnishings with the assistance of the Company's employees. NOI's fees primarily include its direct costs and a fee for its design services. In 1996, the Company incurred costs of $200,000 to NOI, of which approximately $153,000 represented reimbursement for out-of-pocket expenses and items purchased for the Company and approximately $47,000 represented fees for its design services. The Company believes that these services were provided on as favorable terms as those that could have been obtained from unaffiliated third parties.

         At December 31, 1996, the Company had received from Ira C. Norris unsecured advances net of paybacks totaling $676,000 (which includes accrued interest of $13,000). Subsequent to year end, the Company received an additional $982,000 from Mr. Norris and paid back $220,000 to him. The Company has issued several notes to Mr. Norris, bearing interest at 10.0%, which mature either on June 30, 1997 or September 30, 1997.

         Historically, certain of the predecessor subsidiaries of the Company (the "S Subsidiaries") were treated for federal and state income tax purposes as S Corporations under Subchapter S of the Internal Revenue Code of 1986, as amended, and under comparable state tax laws. As a result, the earnings from the S Subsidiaries through the day preceding the date of termination of the S Subsidiaries' status as S Corporations, which was April 1993 (the "Termination Date"), have been or will be, as the case may be, taxed, with certain exceptions, for federal and state income tax purposes directly to Ira C. Norris, the sole stockholder of the S Subsidiaries, rather than to the Company. In March 1993, the Company and Mr. Norris entered into a Tax Indemnification Agreement, which generally provided that Mr. Norris would be indemnified by the Company with respect to federal and state income taxes (plus interest and penalties) shifted from an S Subsidiary taxable year subsequent to the Termination Date to a taxable year in which the S Subsidiary was an S Corporation, and the Company would be indemnified by Mr. Norris with respect to federal and state income taxes (plus interest and penalties) shifted from Mr. Norris in a taxable year ending on or before the Termination Date to the Company for taxable years ending either before or after the Termination Date. Pursuant to this agreement, Mr. Norris also agreed to indemnify the Company against any amounts that may be paid to the IRS as a result of tax deductions disallowed due to excessive compensation paid to him, as well as fifty percent of all out-of-pocket costs incurred in defending an IRS challenge. In November 1993, Mr. Norris paid $247,000 to the Company in satisfaction of such indemnification obligation.

Transactions with Overland Opportunity Fund, LLC and Overland Company, Inc.

         At the time the Company entered into a Common Stock Purchase Agreement with Overland Opportunity Fund, LLC, the Company, in consideration of a $50,000 payment, gave Overland Opportunity Fund, LLC an exclusive option to purchase approximately 71 acres of commercial property located in the Company's Eagle Ranch project. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         In December 1996, the Company issued a warrant to Overland Company, Inc. to purchase shares of the Company's Common Stock. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         The Company is the managing general partner of, and has a 50% interest in, Freedom-Eagle Ranch Housing Partners ("FERHP"), a limited partnership. One of the owners of both Overland Opportunity Fund, LLC and Overland Company, Inc. holds a 5.55% limited partnership interest in FERHP. FERHP was formed in May 1996 to obtain land from the Company and develop 166 single family homes in Victorville, California. See "Item 1. Business-Table II-Current and Planned Projects." This limited partner has contributed $100,000 to FERHP, none of which has been repaid. This limited partner has also been paid a fee of $18,000 from FERHP, and earns a fee of .5% of the net sales price as single family homes developed by FERHP close escrow.

         One of the owners of both Overland Opportunity Fund, LLC and Overland Company, Inc., is a general partner in Victorville 163 Partners, L.P. In November 1996, the Company entered into a Development and Marketing Agreement with Victorville 163 Partners, L.P. to develop, construct and market 163 lots owned by Victorville 163 Partners, L.P. in Victorville, California. All financing and bonding will be the responsibility of Victorville 163 Partners, L.P. The Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company will assume the home warranty costs for which it will be paid $750 per house.

Transaction with Ronald L. Neeley

         In January 1993, the Company entered into a loan agreement with a revocable trust of Ronald L. Neeley pursuant to which the Company had the right to borrow up to $3 million. $1.76 million was borrowed under this loan agreement, which amount was repaid in full in April 1993. No further borrowings can be made under the terms of this loan agreement. In connection with this loan, the Company issued a warrant to Mr. Neeley to purchase 7,920 shares (restated for reverse stock split) of the Company's Common Stock at an exercise price of $60.00 per share (restated for reverse stock split), the Company's initial public offering price. The warrant was exercisable in October 1993 and expires in April 1998. As of the date hereof, the warrant has not been exercised.

Transactions with Thomas E. Gibbs, Jr.

         The Company is the managing general partner of, and has a 51.295% interest in, Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), a limited partnership. Mr. Gibbs holds a 1.295% limited partner's interest in Palmdale Vistas, and also a 23% general partner's interest and a 1.376% limited partner's interest in Palmdale Vistas Housing Investments, a limited partnership which holds a 47.41% limited partnership interest in Palmdale Vistas. Palmdale Vistas was formed in June 1989 to purchase land and develop approximately 261 single family homes in Palmdale, California. See "Item 1. Business-Table II-Current and Planned Projects." Mr. Gibbs has contributed $120,000 to Palmdale Vistas, none of which has been repaid.

         In June 1996, the Company signed a $600,000 Secured Participation Note with ALG 1996-1 ("ALG"). Mr. Gibbs holds a 25% general partner's interest in ALG. The note bears interest at the prime rate plus 3.0% per annum and matures in June 1998. The Company pays interest monthly to ALG and pays down portions of the note upon closings of completed single family homes in a 151 unit subdivision in Adelanto, California. Additionally, 45% of the net income from the sale of these homes will be paid by the Company to ALG. See "Item 1. Business-Table II-Current and Planned Projects."

         The Company is the managing general partner of, and has a 50% interest in, Triumph-Lancaster Housing Partners ("Triumph"), a limited partnership. The Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, holds a 50% limited partner's interest in Triumph. Triumph was formed in August 1996 to purchase land and develop 78 single family homes in Lancaster, California. See "Item 1. Business-Table II-Current and Planned Projects." The Gibbs Family Trust has contributed $190,000 to Triumph, none of which has been repaid. In November 1996, Mr. Gibbs loaned $75,000 to Triumph. In February 1997, Triumph repaid Mr. Gibbs in full, including interest at the rate of prime plus 2.5% per annum.

         In October 1996, the Company signed a $1.2 million Secured Participation Note with Hunters Ridge Investment Partners ("HRIP"). Mr. Gibbs is the managing general partner of HRIP, with a 56.25% interest. The note bears interest at 10.0% per annum and matures in December 1998. The Company pays interest monthly to HRIP and will pay down portions of the note upon closings of completed single family homes in an 83 unit subdivision in Fontana, California. Additionally, 50% of the net income from the sale of these homes will be paid by the Company to HRIP. See "Item 1. Business-Table II-Current and Planned Projects."

         The Company incurred legal fees of approximately $16,400 to Mr. Gibbs in 1996, and will incur additional legal fees in 1997. The other members of the Board of Directors agreed at their March 3, 1997 meeting to pay Mr. Gibbs for his legal services up to $25,000 with non-registered common stock of the Company. The price of the stock issued will be based upon the closing price on March 3, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INCO HOMES CORPORATION


                                     By     /s/    Ira C. Norris
                                       -----------------------------------------
                                            Ira C. Norris
                                            Chairman of the Board, President and
                                            Chief Executive Officer
Dated:  April 30, 1997

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

                     SIGNATURE                                              Title                                    Date
                     ---------                                              -----                                    ----



               /s/ Ira C. Norris                         Chairman of the Board, President and                    April 30, 1997
-------------------------------------------------------     Chief Executive Officer (principal
                   Ira C. Norris                            executive officer)



               /s/ Norman B. Gold                        Vice President and Chief Financial Officer              April 30, 1997
------------------------------------------------------      (principal financial officer)
                   Norman B. Gold



               /s/ Robert H. Daskal                      Director                                                April 30, 1997
------------------------------------------------------
                   Robert H. Daskal



               /s/ Thomas E. Gibbs, Jr.                  Director                                                April 30, 1997
------------------------------------------------------
                   Thomas E. Gibbs, Jr.



               /s/ Ronald L. Neeley                      Director                                                April 30, 1997
------------------------------------------------------
                   Ronald L. Neeley



               /s/ John Seymour                          Director                                                April 30, 1997
------------------------------------------------------
                   John F. Seymour, Jr.