Form 10-Q
period 1997-03-31
INCO HOMES CORP
filed 1997-05-20
CIK 897432

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

   ------------------------------------------------------------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                                  YES X  NO
                                     ---   ---

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the latest practicable date.

                                                            Outstanding at
           Class of Common Stock                            March 31, 1997
           ---------------------                            --------------
               $.01 par value                                  1,637,096

    ------------------------------------------------------------------------

                             INCO HOMES CORPORATION

                                      INDEX

                                                                                Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and
          December 31, 1996.....................................................  3

          Consolidated Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 1997 and 1996..................................  4

          Consolidated Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 1997 and 1996..................................  5

          Notes to Consolidated Financial Statements (Unaudited)................  6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................  9

PART II.  OTHER INFORMATION..................................................... 18

SIGNATURES ..................................................................... 21

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)                                  MARCH 31,   DECEMBER 31,
                                                                         -------------------------
                                                                            1997         1996
                                                                            ----         ----
                                                                         (UNAUDITED)
CASH                                                                      $    282      $    586
REAL ESTATE INVENTORIES                                                     37,344        36,752
DEFERRED TAX ASSET                                                           2,200         2,200
INVESTMENT IN NON-CONSOLIDATED PARTNERSHIP                                     451           428
OTHER ASSETS                                                                   631           666
                                                                          --------      --------

        TOTAL ASSETS                                                      $ 40,908      $ 40,632
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                  $  6,274      $  7,133
NOTES PAYABLE SECURED BY REAL ESTATE                                        15,411        15,360
LINES OF CREDIT                                                              4,802         4,303
NOTES TO STOCKHOLDER                                                         1,042           676
                                                                          --------      --------

        TOTAL LIABILITIES                                                   27,529        27,472
                                                                          --------      --------
MINORITY PARTNERS' INVESTMENT IN CONSOLIDATED PARTNERSHIPS                     830           876

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     COMMON STOCK - $.01 PAR VALUE; 20,000,000 SHARES
       AUTHORIZED, 1,637,096 AND 1,437,096 SHARES ISSUED AND
       OUTSTANDING FOR 1997 AND 1996 (RESTATED FOR REVERSE
        STOCK SPLIT), RESPECTIVELY                                              16            16
     ADDITIONAL PAID IN CAPITAL
     (1996 RESTATED FOR REVERSE STOCK SPLIT)                                42,226        41,761
     DEFICIT                                                               (29,693)      (29,493)
                                                                          --------      --------

        TOTAL STOCKHOLDERS' EQUITY                                          12,549        12,284
                                                                          --------      --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 40,908      $ 40,632
                                                                          ========      ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                          1997           1996
                                                                          ----           ----
REVENUE FROM HOME SALES                                               $    3,420       $   3,646

COST OF HOMES SOLD                                                         3,084           3,343
                                                                      ----------       ---------
       GROSS PROFIT                                                          336             303
                                                                      ----------       ---------

SELLING AND MARKETING EXPENSES                                               656             677
GENERAL AND ADMINISTRATIVE EXPENSES                                          418             602
                                                                      ----------       ---------
                                                                           1,074           1,279
                                                                      ----------       ---------

       OPERATING LOSS                                                       (738)           (976)

OTHER INCOME                                                                   6              30
                                                                      ----------       ---------

       LOSS BEFORE MINORITY PARTNERS' SHARE
          AND PROVISION (BENEFIT) FOR INCOME TAXES                          (732)           (946)

MINORITY PARTNERS' SHARE                                                     (46)              -
                                                                      ----------       ---------

       LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                     (686)           (946)

PROVISION (BENEFIT) FOR INCOME TAXES                                           -               -
                                                                      ----------       ---------

      LOSS BEFORE EXTRAORDINARY ITEM                                        (686)           (946)

EXTRAORDINARY ITEM                                                           486               -
                                                                      ----------       ---------

      NET LOSS                                                        $     (200)     $     (946)
                                                                      ==========      ==========


NET LOSS PER COMMON SHARE (1996 RESTATED FOR REVERSE STOCK SPLIT)     $    (0.12)     $    (0.69)
                                                                      ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
       OUTSTANDING (1996 RESTATED FOR REVERSE STOCK SPLIT)             1,603,021       1,371,169
                                                                      ==========      ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------
(DOLLARS IN THOUSANDS)                                                1997             1996
                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                          $  (200)        $  (946)
  ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH PROVIDED BY
    (USED IN) OPERATING ACTIVITIES:
    EXTRAORDINARY ITEM                                                 (486)              -
    MINORITY PARTNERS' SHARE                                            (46)              -
    PROCEEDS FROM SALE OF DIVISIONS                                       -           1,667
    (INCREASE) DECREASE IN REAL ESTATE INVENTORIES                   (1,593)             19
    (INCREASE) DECREASE IN OTHER ASSETS                                  20            (102)
    INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED LIABILITIES    (834)         (1,677)
                                                                   --------        --------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (3,139)         (1,039)
                                                                   --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
  PROCEEDS FROM NOTES PAYABLE SECURED BY REAL ESTATE                  6,852           3,811
  REPAYMENTS ON NOTES PAYABLE SECURED BY REAL ESTATE                 (5,315)         (3,851)
  PROCEEDS FROM LINES OF CREDIT                                         604               -
  REPAYMENTS ON LINES OF CREDIT                                        (116)           (399)
  PROCEEDS FROM NOTES TO STOCKHOLDER                                    565               -
  REPAYMENTS ON NOTES TO STOCKHOLDER                                   (220)              -
  CONTRIBUTIONS FROM MINORITY PARTNERS                                    -           1,420
  PROCEEDS FROM SALE OF COMMON STOCK                                    500               -
  COSTS OF STOCK ISSUANCE AND REVERSE STOCK SPLIT                       (35)              -
                                                                   --------        --------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             2,835             981
                                                                   --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (304)            (58)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          586             420
                                                                   --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    282        $    362
                                                                   ========        ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

[1] IN THE FIRST QUARTER OF 1997, THE COMPANY DEEDED BACK PROPERTIES WITH A BOOK
    COST BASIS OF $1.0 MILLION TO LAND SELLERS IN SATISFACTION OF $1.0 MILLION IN INDEBTEDNESS.

[2] IN THE FIRST QUARTER OF 1996, THE COMPANY ISSUED 55,378 SHARES OF COMMON
    STOCK (RESTATED FOR REVERSE STOCK SPLIT) TO CREDITORS IN EXCHANGE FOR RELIEVING THE COMPANY OF $326,000 OF ACCOUNTS PAYABLE.

    SUBSEQUENT TO MARCH 31, 1996, THE COMPANY ISSUED 35,500 SHARES OF COMMON STOCK (RESTATED FOR REVERSE STOCK SPLIT) TO A CREDITOR UPON CONVERSION OF A CONVERTIBLE NOTE ISSUED IN THE FIRST QUARTER OF 1996 UNDER A CONVERTIBLE NOTE PURCHASE AGREEMENT. THE NOTE WAS ISSUED IN EXCHANGE FOR RELIEVING THE COMPANY OF $213,000 OF ACCOUNTS PAYABLE.

[3] IN THE FIRST QUARTER OF 1996, THE COMPANY DEEDED BACK PROPERTY WITH A BOOK
    COST BASIS OF $990,000 TO A LAND SELLER IN SATISFACTION OF $990,000 IN INDEBTEDNESS.


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

          The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1996. The accompanying unaudited consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, and the Company's general partnership interests in Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). The investment in non-consolidated partnership represents the Company's investment in Spirit Corona 77, L.P. ("Spirit 77") and its share of profits and losses allocated to the Company in accordance with the provisions of the Partnership Agreement, based upon the equity method of accounting. All significant intercompany transactions have been eliminated.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

          For the three months ended March 31, 1997 and 1996, the Company incurred approximately $102,000 and $15,000, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

          For the three months ended March 31, 1997 and 1996, the Company paid $27,300 and $26,500, respectively, for the use of office space, to Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners.

          Included in other assets as of March 31, 1996 is an unsecured non-interest bearing advance in the amount of $293,000 from Victor Valley Commercial Properties. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner. In May 1996, the Company assigned this advance to Ira C. Norris in exchange for a cash payment of $293,000.

          Thomas E. Gibbs, Jr., a director of the Company, holds a 1.295% limited partner's interest in Palmdale Vistas. Mr. Gibbs also holds a 23% general partner's interest and a 1.376% limited partner's interest in Palmdale Vistas Housing Investments, which holds a 47.41% limited partner's interest in Palmdale Vistas. Included in notes payable secured by real estate is a $600,000 secured participation note payable to ALG 1996-1 ("ALG") and a $1.2 million secured participation note payable to Hunters Ridge Investment Partners ("HRIP"). Mr. Gibbs holds a 25% and 56.25% general partner's interest in ALG and HRIP, respectively. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

          One of the owners of two entities that own approximately 12.2% of the Company's outstanding Common Stock and a warrant to acquire approximately an additional 10.9%, respectively, holds a 5.55% limited partnership interest in FERHP.

NOTE 3 - NOTES TO STOCKHOLDER

          Through March 31, 1997, the Company had received from Ira C. Norris unsecured advances net of paybacks totaling approximately $1.0 million (which includes accrued interest of approximately $34,000). Subsequent to March 31, 1997, the Company received an additional $540,000 from Mr. Norris. The Company has issued several notes to Mr. Norris, bearing interest at 10.0%, which mature either on June 30, 1997 or September 30, 1997.

NOTE 4 - EXTRAORDINARY ITEM

          In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement, resulting in an extraordinary gain of approximately $0.5 million.

NOTE 5 - UNAUDITED NET INCOME PER COMMON SHARE

          The primary and fully diluted weighted average number of common shares was 1,603,021 and 1,371,169 (restated for reverse stock split) for the three months ended March 31, 1997 and 1996, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 6 - STOCKHOLDERS' EQUITY

          The increase in stockholders' equity from December 31, 1996 to March 31, 1997, is reconciled as follows:

          Dollars in thousands

                                                     Number
                                                   of Shares          Common Stock
                                             (restated for reverse   and Additional
                                                  stock split)      Paid in Capital    Deficit     Total
                                             --------------------- ---------------- ------------ ---------

          Balance - December 31, 1996               1,437,096          $41,777        $(29,493)   $12,284
          Common Stock Issued                         200,000              465              --        465
          Net Loss                                         --               --            (200)      (200)
                                             --------------------- ---------------- ------------ ---------

          Balance - March 31, 1997                  1,637,096          $42,242        $(29,693)   $12,549
                                             ===================== ================ ============ =========

          Common Stock was issued in the quarter ended March 31, 1997 pursuant to a Common Stock Purchase Agreement entered into in December 1996. The Company received $250,000 of the total $750,000 purchase price in December 1996 and the balance in January and February, 1997. See Part I, Item 2. -Liquidity and Capital Resources.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

          The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

          As of March 31, 1997, the Company had open escrows to purchase three separate parcels of land for future residential developments with purchase prices totaling approximately $2.8 million. In April, 1997 the Company purchased one of these parcels for approximately $1.1 million.

          The Company is in negotiations with a commercial bank that has scheduled a non-judicial sale related to matured loans with principal balances totaling $3.5 million at March 31, 1997 secured by one of the Company's projects. See Part I, Item 2. -- Liquidity and Capital Resources.

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

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions have continued into 1997 in certain geographic areas of Southern California and have had an adverse impact on the Company's results of operations.

The Company's financial results have been adversely affected by the continuing weakness in certain geographic areas of the Southern California new home market. Although the Company has experienced improved sales in certain of its projects, the Company continues to provide homebuyers with price discounts and other sales incentives in other projects in order to remain competitive. This has resulted in reduced profitability or losses on the homes that the Company has sold.

In 1994, the Company expanded into Phoenix, Arizona and Las Vegas, Nevada. In December 1995, the Company sold its Phoenix and Las Vegas operations, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, of which the purchaser assumed $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. This sale was consummated as a result of the Company's continuing efforts to raise needed capital, and enabled the Company to focus its efforts and capital on its historical core business in Southern California. However, the sale initially has resulted in a reduced level of closings and revenues, and has had an adverse effect on earnings.

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", as of March 31, 1997 the Company did not record an additional net deferred tax asset. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales decreased to $3.4 million during the three months ended March 31, 1997, from $3.6 million during the three months ended March 31, 1996, representing a decrease of $0.2 million or 6.2%. The Company closed 31 homes at an average sales price of $110,300 during the three months ended March 31, 1997 compared to 28 homes closed at an average sales price of $130,200 during the three months ended March 31, 1996, a 10.7% increase in closings and a 15.3% decrease in average sales price. The decrease in revenue during the three months ended March 31, 1997 is attributable to the majority of closings occuring in the Company's lower priced subdivisions in the high desert.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:

                                          Homes Closed for the
                                         Quarter Ended March 31,
                                        ------------------------
                                           1997         1996
                                        -----------  -----------
                  High Desert               26           18
                  Riverside County           5           10
                                        ===========  ===========
                  Total                     31           28
                                        ===========  ===========

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended March 31, 1997 was $3.1 million, a decrease of $0.2 million, or 7.8%, from $3.3 million during the three months ended March 31, 1996. Cost of homes sold as a percentage of revenue decreased to 90.2% for the three months ended March 31, 1997 from 91.7% for the same period in 1996. The decrease in cost of homes sold as a percentage of revenue for the first quarter of 1997 is the result of the majority of closings occuring in the Company's newer, lower cost subdivisions as well as in an existing lower cost subdivision.

The Company believes that, since the prices of lumber, other building materials and related services are subject to fluctuation, its gross margins in future periods may be significantly affected by changes in prevailing prices.

Selling and Marketing Expenses

Selling expenses include loan discount points, internal and third party sales salaries and commissions, escrow fees, title insurance fees and other closing costs.

Selling expenses were $339,000 and $298,000 for the three months ended March 31, 1997 and 1996, respectively, an increase of 13.8%. Selling expenses as a percentage of revenue were 9.9% and 8.2% for the three months ended March 31, 1997 and 1996, respectively. The increase in selling expenses as a percentage of revenue is primarily due to financing incentives granted to homebuyers and the low level of closing revenues.

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

Marketing expenses were $317,000 and $379,000 for the quarters ended March 31, 1997 and 1996, respectively, representing a decrease of 16.4%. As a percentage of revenue, marketing expenses were 9.3% and 10.4% for the three months ended March 31, 1997 and 1996, respectively. The decrease in marketing costs is a result of the continuation of cost reduction measures to further reduce marketing expenses.

During the first quarter of 1997 and 1996, the Company was delivering homes from seven and six projects, respectively. In the first quarter of 1997 and 1996 the Company had no grand openings.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs and general office expenses.

General and administrative expenses were $418,000 and $602,000 for the three months ended March 31, 1997 and 1996, respectively, a decrease of 30.6%. As a percentage of revenue, general and administrative expenses were 12.2% and 16.5% for the three months ended March 31, 1997 and 1996, respectively. The decrease in general and administrative expenses primarily reflects the Company's continuing cost reduction measures.

Other Income

Other income includes interest earned on cash balances related to certain projects and miscellaneous income. Other income was $6,000 and $30,000 for the three months ended March 31, 1997 and 1996, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are Palmdale Vistas, FERHP and Triumph.

The minority partners' share of losses was $46,000 and $0 for the three months ended March 31, 1997 and 1996, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended March 31, 1997 and 1996, the Company increased its valuation allowance by $80,000 and $378,000, respectively, amounts equal to the deferred tax benefit that would have otherwise been recorded. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $17.1 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million, $5.0 million, and $8.4 million expire in the years 2009, 2010 and 2011, respectively.

Statement of Financial Accounting Standards No. 109, ("SFAS 109"), "Accounting for Income Taxes" requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $11.8 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. No assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

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

                                        March 31,
                                ------------------------
                                   1997          1996
                                ----------   -----------
         High Desert                    41            52
         Riverside County               30            38
                                ----------   -----------
    Number of Homes                     71            90
                                ==========   ===========

    Aggregate Sales Value       $9,077,000   $11,924,000
                                ==========   ===========

    Average Sales Price         $  127,800   $   132,500
                                ==========   ===========

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first quarter of 1997 and 1996 the Company had no grand openings.

The Company's backlog decreased 21.1% to 71 homes at March 31, 1997 from 90 homes at March 31, 1996. The aggregate sales value of the units in backlog decreased by $2.8 million or 23.9%, due to the decrease in number of homes under sales contracts. This decrease is due to slower than expected sales in two of the Company's projects in the high desert. Also, delays in construction prior to the Company's obtaining new financing for a project in Riverside County (see Liquidity and Capital Resources) resulted in numerous cancellations of sales contracts in the first quarter of 1997. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer. The average sales price of homes in backlog decreased by $4,700 or 3.5% due to a change in the mix of homes offered for sale.

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

NET ORDERS

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                       For the Quarter Ended
                                             March 31,
                                       ----------------------
                                          1997        1996
                                       ----------  ----------
    High Desert                             15         25
    Riverside County                         5         16
                                       ----------  ----------
    Total                                   20         41
                                       ==========  ==========

Net new orders declined to 20 homes from 41 homes for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 51.2%. The decrease in net orders is attributable to slower than expected sales in two of the Company's projects in the high desert. Also, delays in construction prior to the Company's obtaining new financing for a project in Riverside County (see Liquidity and Capital Resources) resulted in numerous cancellations of sales contracts in the first quarter of 1997. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer.

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

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth herein have been prepared assuming the Company will continue as a going concern. In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that the anticipated cash flows from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise needed capital for both ongoing working capital and the acquisition of land for future projects in Southern California. The Company is in active discussions with certain capital sources and is optimistic that it can successfully complete a transaction in 1997. However, no agreements between the Company and these potential capital sources have been signed, and no assurances can be given whether or when the Company will enter into a definitive agreement with any source or, if entered into, what the precise terms of the agreement will be.

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

In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builder's affiliates. After conducting due diligence relating to the proposed combination, negotiations were mutually terminated. Subsequently, at the request of the unaffiliated home builder, discussions have resumed and are continuing. No assurances can be given whether the Company and the home builder will enter into a definitive agreement, or if entered into, what the precise terms of the transaction will be and whether any conditions to the consummation of such a transaction will be satisfied.

Through March 31, 1997 Ira C. Norris provided the Company with various unsecured loans net of paybacks totaling approximately $1.0 million for working capital purposes. Subsequent to March 31, 1997, the Company received an additional $540,000 from Mr. Norris. The Company has issued several notes to Mr. Norris bearing interest at 10%, all of which mature either on June 30, 1997 or September 30, 1997. All of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's Common Stock in a private transaction. The stock was issued in January and February 1997 for a total purchase price of $750,000. The Company also granted the third party the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. In December 1996, in consideration of a $50,000 payment, the third party was also given an exclusive option to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of Common Stock in a private transaction to an entity related to this third party. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which the related entity, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). The related entity may also convert the warrant or any portion thereof into shares of Common Stock using a formula based upon the fair market value of the Company's Common Stock on the conversion date. One of the owners of this third party and the related third party is a partner in FERHP.

In the first quarter of 1996, the Company entered into Common Stock purchase agreements for 90,878 shares (restated for reverse stock split) of Common Stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the Common Stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

The Company has historically financed its operations from a combination of limited partner capital contributions, cash generated from operations, land seller financing and borrowings from various banking institutions. In addition, the

Company completed its initial Public Offering in April 1993, which resulted in net proceeds to the Company of $17.1 million.

In February 1997, the Company entered into a loan agreement with a third party lender/investor that provided $2.0 million for one of the Company's Riverside County projects. Funds were utilized to payoff a portion of defaulted loans of the project (see below), to pay other expenses and to provide an interest reserve. The loan bears interest at 20.25% and the Company was also charged additional fees, some of which where paid from loan proceeds and some that will be paid as homes in this project are completed and close escrow. In April 1997, this third party provided $1.0 million under similar terms in order for the Company to purchase the land for a new project in Fontana, California. Additionally, the Company has received a proposal from this third party to provide financing to payoff defaulted loans at another of the Company's projects (see below). The Company expects that these financing arrangements will be no more costly than the participating note agreements described herein that the Company has used to finance other projects in which the holders of the notes are paid up to 50% of the net income of certain of the Company's projects.

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

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At March 31, 1997 and December 31, 1996, the Company had outstanding land seller indebtedness of $0.8 million and $1.8 million, respectively.

The Company concluded in 1995 and 1994 that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In this regard, the Company recorded a charge to operations in 1995 of $5.3 million. In 1996, the Company deeded property with a book value of $2.1 million back to four of these land sellers in satisfaction of $2.1 million in indebtedness. In March 1997, the Company deeded property with a book value of $0.7 million back to one land seller in satisfaction of $0.7 million in indebtedness. Continuing negotiations may result either in the extension of the maturity date and/or other adjustments to the seller note, or deedback to the seller of the one remaining property with a book value of $0.3 million in satisfaction of $0.3 million in indebtedness outstanding at March 31, 1997.

During 1995 the Company also reduced the scope of one community in Riverside County which resulted in the write-off in 1995 of approximately $300,000 of previously capitalized costs associated with architectural development and marketing activities. As of March 31, 1997, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property. This will result in a reduction of real estate inventories of $0.4 million in satisfaction of $0.4 million of indebtedness outstanding at March 31, 1997.

In 1994, the Company commenced the process of deeding property back to nine other land sellers from whom the Company purchased land in the high desert. In this regard, the Company recorded a charge to operations in 1994 of $4.1 million. Deed backs of real estate with a book value and related indebtedness of $1.4 million and $1.5 million occurred in 1995 and 1996, respectively. In January 1997, the Company deeded back land to the last of these nine land sellers that resulted in a reduction of real estate inventories of $0.3 million in satisfaction of $0.3 million of indebtedness outstanding.

The Company typically obtains its infrastructure, development and construction funding from commercial banks and other financing sources. Lenders generally provided interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on these loans ranged from the prime rate plus 1.0% to a rate of 20.25%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At March 31, 1997, aggregate borrowings of approximately $14.6 million were outstanding under these facilities and approximately $12.5 million was available for further qualified project finance borrowing. At March 31, 1997 some of these loans with a commercial bank were in default (see below).

The Company also has secured and unsecured revolving lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1.0% that matures December 1999, and provides for quarterly principal payments of $500 for each home closed commencing with the fourth quarter of 1995, as well as scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit in June 1996, the Company issued a warrant to the lender to purchase 41,667 shares (restated for reverse stock split) of the Company's Common Stock at $6.00 per share (restated for reverse stock split) that expires June 30, 2000; (ii) a $1.0 million line that bears interest at the prime rate plus 1.0% that matures February 1998. At the time a homebuyer enters into a sales contract with the Company, meets certain loan prequalification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 60% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes; and (iii) a $1.5 million line that bears interest at the prime rate plus 2.5% that matured March 1996, is now in default, and the Company is negotiating the terms of an extension (see below). The net outstanding balance under these lines of credit at March 31, 1997 was $4.8 million.

In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects in Riverside County. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balances totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project in the high desert. In April 1997, the Company closed escrow on approximately 22 acres of land in this project that were sold to a school district. The bank received the net proceeds from this sale of $452,000 and applied this amount toward payments of its loans. Although the Company and the bank are continuing to negotiate the terms of the payoff of the remaining loan amount, the bank has scheduled a non-judicial sale of the balance of the property for May 22, 1997. The Company has received a proposal from the third party lender/investor that provided the majority of the new financing in the February 1997 transaction with the bank described above. Subject to the final payoff amount being negotiated with the bank, this third party may provide substantially all the funds necessary to pay the loans in full. There can be no assurances that the Company will be successful in its negotiations with the bank or that the bank will not proceed with the non-judicial sale of the property or that if negotiations with the bank are successful, that the transaction with the third party lender/investor will be consummated. The final settlement could result in writedowns in 1997 in amounts ranging from minimal to approximately $6.0 million.

At March 31, 1997, the Company was in compliance with all financial covenants pursuant to a loan to Spirit 77. Based on the anticipated results of operations for 1997, the Company may be in violation of certain financial covenants under this loan agreement for future quarters. Although the Company believes that the lender will agree to modify or waive these covenants, it is not certain that such modifications or waivers will be obtained.

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

          In 1994, a former employee initiated litigation against the Company for wrongful termination and other employment related claims. The parties agreed to a final settlement of cash, restricted stock and notes that were paid in full in April 1997, and the litigation was dismissed.

          In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action, and a trial has been scheduled for October 20, 1997. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. In April 1997, the Company agreed to a settlement with this homeowner. In October 1996, an additional eighteen homeowners filed a separate complaint. This complaint was subsequently amended to include an additional four homeowners. The Company is attempting to have this complaint consolidated with the previously consolidated complaints. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages. The Company believes that the claims made against it are without merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business. Additionally, the Company believes it has adequate insurance coverage to pay the majority of claims and the costs related to these complaints, if any. However, as this litigation is still in process, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

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

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

          In December 1996, the Company entered into a Common Stock Purchase Agreement with a third party to sell 200,000 shares (restated for reverse stock split) of the Company's Common Stock in a private transaction. The stock was issued in January and February 1997 for a total purchase price of $750,000. The Company also granted the third party the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. In December 1996, in consideration of a $50,000 payment, the third party was also given an exclusive option to purchase approximately 71 acres of commercial property located in one of the Company's high desert projects. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of Common Stock in a private transaction to an entity related to this third party. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which the related entity, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). The related entity may also convert the warrant or any portion thereof into shares of Common Stock using a formula based upon the fair market value of the Company's Common Stock on the conversion date. These transactions were exempt pursuant to Rule 505 under Regulation D. One of the owners of this third party and the related third party is a partner in FERHP.

ITEM 3.   NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          On December 16, 1996, a "Notice of Special Meeting of Stockholders To Be Held on January 15, 1997" was sent to stockholders of record as of December 11, 1996. At the special meeting, a majority of the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock such that every six (6) shares of Common Stock outstanding would be converted into one (1) share of Common Stock. The number of shares of Common Stock issued and outstanding on December 11, 1996 was 1,437,096 (restated for reverse stock split). The number of shares represented and voting in person or by proxy at the special meeting was 1,127,885 (restated for reverse stock split). The number of shares voted in favor of the amendment was 1,120,909 (restated for reverse stock split), the number of shares voted against the amendment was 6,128 (restated for reverse stock split), and the number of abstentions was 848 (restated for reverse stock split). The amendment became effective January 16, 1997.

ITEM 5.   NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)      Exhibits.
                   10.1     Business Loan Agreement by and between Desert Community Bank, a California Corporation, and Inco
                            Homes Corporation, a Delaware Corporation, dated February 10, 1997.

                   10.2     Promissory Note by and between Desert Community Bank, a California Corporation, and Inco Homes
                            Corporation, a Delaware Corporation, dated February 10, 1997.


                   10.3     Loan Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation,
                            et al., and Inco Homes Corporation, a Delaware Corporation, dated February 10, 1997.

                   10.4     Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a
                            Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated
                            February 11, 1997.

                   10.5     Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial
                            Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware
                            Corporation, dated February 10, 1997.

                   10.6     Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and
                            Inco Homes Corporation, a Delaware Corporation, dated February 10, 1997.

                   10.7     Promissory Note by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco
                            Homes Corporation, a Delaware Corporation, dated February 10, 1997.

                   27.1     Financial Data Schedule.

          (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1997.

                             INCO HOMES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         INCO HOMES CORPORATION

Date: May 20, 1997                       By:   /s/ IRA C. NORRIS
                                              --------------------------------
                                              IRA C. NORRIS
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Date: May 20, 1997                       By:  /s/ NORMAN B. GOLD
                                              --------------------------------
                                              NORMAN B. GOLD
                                              Vice President and
                                              Chief Financial Officer