Form 10-Q
period 1997-06-30
INCO HOMES CORP
filed 1997-08-14
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
       ------------------------------------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21378


                             INCO HOMES CORPORATION

             (Exact name of registrant as specified in its charter)

              DELAWARE                                33-0534734
              --------                                ----------
       (State or jurisdiction of                   (I.R.S. Employer
     incorporation or organization)               Identification No.)

        1282 WEST ARROW HIGHWAY
          UPLAND, CALIFORNIA                            91786
----------------------------------------                -----
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

                              YES [X]      NO [_]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                             Outstanding at
      Class of Common Stock                   June 30, 1997
      ---------------------                  --------------
         $.01 par value                         1,637,096

--------------------------------------------------------------------------------

                             INCO HOMES CORPORATION

                                     INDEX

                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1997 (Unaudited)
          and December 31, 1996.......................................       3

          Consolidated Statements of Operations (Unaudited) for the
          Three Months and Six Months Ended June 30, 1997 and 1996....       4

          Consolidated Statements of Cash Flows (Unaudited) for the
          Six Months Ended June 30, 1997 and 1996.....................       5

          Notes to Consolidated Financial Statements (Unaudited)......       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      10

PART II   OTHER INFORMATION...........................................      21

SIGNATURES............................................................      24

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,         December 31,
                                                                                   ------------------------------
(Dollars in thousands, except share data)                                             1997               1996
                                                                                      -----              ----
                                                                                   (unaudited)
ASSETS
Cash                                                                               $    309            $    586
Real estate inventories                                                              28,009              36,752
Deferred tax asset                                                                    2,200               2,200
Investment in non-consolidated partnership                                              195                 428
Other assets                                                                            542                 666
                                                                                   --------            --------
   Total assets                                                                    $ 31,255            $ 40,632
                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                           $  4,845            $  7,133
Notes payable secured by real estate                                                 16,793              15,360
Lines of credit                                                                       3,373               4,303
Notes to stockholders                                                                 2,575                 676
                                                                                   --------            --------
   Total liabilities                                                                 27,586              27,472
                                                                                   --------            --------
Minority partners' investment in consolidated partnerships                              763                 876

Commitments and contingencies

Stockholders' Equity
   Common stock - $.01 par value; 20,000,000 shares
    authorized, 1,637,096 and 1,437,096 shares issued and outstanding
    for 1997 and 1996 (restated for reverse stock split), respectively                   16                  16
   Additional paid in capital (1996 restated for reverse stock split)                42,226              41,761
   Deficit                                                                          (39,336)            (29,493)
                                                                                   --------            --------

    Total stockholders' equity                                                        2,906              12,284
                                                                                   --------            --------
    Total liabilities and stockholders' equity                                     $ 31,255            $ 40,632
                                                                                   ========            ========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

(Dollars in thousands, except per share data)                                 FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                                                            ------------------------   -------------------------
                                                                               1997          1996          1997          1996
                                                                            ----------    ----------    ----------    ----------
Revenue from home sales                                                     $    5,452    $    2,972    $    8,872    $    6,618
Revenue from land and lot sales                                                    600           -             600           -
                                                                            ----------    ----------    ----------    ----------
                                                                                 6,052         2,972         9,472         6,170
                                                                            ----------    ----------    ----------    ----------
Cost of homes sold                                                               5,363         2,827         8,447         6,618
Cost of land and lots                                                              667           -             667           -
                                                                            ----------    ----------    ----------    ----------
                                                                                 6,030         2,827         9,114         6,170
                                                                            ----------    ----------    ----------    ----------
   Gross profit                                                                     22           145           358           448
                                                                            ----------    ----------    ----------    ----------
Provision for write-down of real estate                                          9,213           -           9,213           -
Selling and marketing expenses                                                   1,064           507         1,720         1,184
General and administrative expenses                                                357           538           775         1,140
                                                                            ----------    ----------    ----------    ----------
                                                                                10,634         1,045        11,708         2,324
                                                                            ----------    ----------    ----------    ----------

   Operating loss                                                              (10,612)         (900)      (11,350)       (1,876)

Other income                                                                        56            41            62            71
                                                                            ----------    ----------    ----------    ----------
   Loss before minority partners'
    share and provision (benefit) for income taxes                             (10,556)         (859)      (11,288)       (1,805)

Minority partners' share                                                            67             2           113             2
                                                                            ----------    ----------    ----------    ----------
   Loss before provision
   (benefit) for income taxes                                                  (10,489)         (857)      (11,175)       (1,803)

Provision (benefit) for income taxes                                               -             -             -             -
                                                                            ----------    ----------    ----------    ----------
   Loss before extraordinary items                                             (10,489)         (857)      (11,175)       (1,803)

Extraordinary items                                                                846           -           1,332           -
                                                                            ----------    ----------    ----------    ----------
   Net loss                                                                 $   (9,643)   $     (857)   $   (9,843)   $   (1,803)
                                                                            ==========    ==========    ==========    ==========
Net loss per common share (1996 restated for reverse stock split)           $    (5.89)   $    (0.60)   $    (6.08)   $    (1.29)
                                                                            ==========    ==========    ==========    ==========
Weighted average number of common shares
   outstanding (1996 restated for reverse stock split)                       1,637,096     1,425,392     1,620,153     1,398,280
                                                                            ==========    ==========    ==========    ==========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       ---------------------------------------
(Dollars in thousands)                                                           1997             1996
                                                                                 ----             ----

  Cash flows from operating activities:
        Net loss                                                                $(9,843)        $(1,803)
        Adjustment to reconcile net loss to net cash provided by
          (used in) operating activities:
          Extraordinary items                                                     (1,332)             -
          Provision for write-down of real estate                                  9,213              -
          Minority partners' share                                                  (113)             2
          Proceeds from sale of divisions                                              -          1,702
          (Increase) decrease in real estate inventories                          (1,114)          (148)
          (Increase) decrease in other assets                                         91            342
          Increase (decrease) in accounts payable and accrued liabilities         (1,760)        (2,022)
                                                                               ----------     ----------

                Net cash provided by (used in) operating activities               (4,858)        (1,927)
                                                                               ----------     ----------

  Cash flows from financing activities:
          Proceeds from notes payable secured by real estate                      13,205          8,410
          Repayments on notes payable secured by real estate                      (9,905)        (7,719)
          Proceeds from lines of credit                                            1,113              -
          Repayments on lines of credit                                           (2,136)          (413)
          Proceeds from notes to stockholder                                       2,122              -
          Repayments on notes to stockholder                                        (283)             -
          Contributions from minority partners                                         -          1,932
          Proceeds from sale of common stock                                         500              -
          Costs of stock issuance and reverse stock split                            (35)             -
                                                                               ----------     ----------
                Net cash provided by (used in) financing activities                4,581          2,210
                                                                               ----------     ----------
  Net increase (decrease) in cash and cash equivalents                              (277)           283

  Cash and cash equivalents at beginning of year                                     586            420
                                                                               ----------     ----------

  Cash and cash equivalents at end of period                                    $    309        $   703
                                                                               ==========     ==========

Supplemental schedule of non-cash activities

  [1] In the six months ended June 30, 1997, the Company deeded back properties with a book cost basis of $1.0 million to land sellers in satisfaction of $1.0 million in indebtedness.

  [2] In the six months ended June 30, 1996, the Company issued 90,878 shares of Common Stock (restated for reverse stock split) to creditors in exchange for relieving the Company of $539,000 of accounts payable.

  [3] In the six months ended June 30, 1996, the Company deeded back property with a book cost basis of $1.5 million to land sellers in satisfaction of $1.5 million in indebtedness.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended June 30, 1997 and 1996, the Company incurred $3,000 and $10,000, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the six months ended June 30, 1997 and 1996, the Company incurred $105,000 and $25,000, respectively, in fees and costs with Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

     For the three months ended June 30, 1997 and 1996, the Company incurred $27,300 and $26,500, respectively, for the use of office space, with Inco Plaza Ltd. For the six months ended June 30, 1997 and 1996, the Company incurred $54,600 and $53,000, respectively, with Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners.

     In May 1996, the Company assigned an unsecured non-interest bearing advance in the amount of $293,000 from Victor Valley Commercial Properties to Ira
     C. Norris in exchange for a cash payment of $293,000. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments Ltd., its sole general partner.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 1.295% limited partner's interest in Palmdale Vistas. Mr. Gibbs also holds a 23% general partner's interest and a 1.376% limited partner's interest in Palmdale Vistas Housing Investments, which holds a 47.41% limited partner's interest in Palmdale Vistas. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph. As explained in Note 1, the accompanying consolidated financial statements include the Company's general partnership interests in Palmdale Vistas and Triumph.

     Included in notes payable secured by real estate is a $600,000 secured participation note payable to ALG 1996-1 ("ALG") and a $1.2 million secured participation note payable to Hunters Ridge Investment Partners ("HRIP"). Mr. Gibbs holds a 25% and 56.25% general partner's interest in ALG and HRIP, respectively. The ALG note bears interest at the prime rate plus 3.0%, is due in June 1998, and is secured by the 148 unbuilt lots and 3 completed model homes of the Company's Winners Circle project in the high desert of Southern California. The HRIP note bears interest at 10%, is due in December 1998, and is secured by the 39 unbuilt lots and 3 completed model homes of the Company's Bella Vita project in Fontana, California.

     In connection with ALG's filing a notice of default on its secured participation note with the Company, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. Mr. Gibbs has stated that he will be available for consultation with the Company on matters unrelated to ALG.

     One of the owners of both an entity that owns approximately 12.2% of the Company's outstanding Common Stock and another entity that owns a warrant to acquire approximately an additional 10.9%, holds a 5.55% limited partnership interest in FERHP. In June 1997, the 12.2% shareholder purchased a parcel of vacant land of approximately 13 acres owned by the Company in Murrieta, California for a cash price of $110,000. This cash transaction is a result of arms-length negotiations between the parties, and the Company believes the sales price represents the fair market value of the property.

NOTE 3 - NOTES TO STOCKHOLDERS

     Through June 30, 1997, the Company had received from Ira C. Norris unsecured advances of $2.4 million net of paybacks of $400,000 for working capital purposes. The balance of these advances at June 30, 1997 is $2.1 million, which includes accrued interest of approximately $71,000. The Company has issued several notes to Mr. Norris, bearing interest at 10.0%, which mature either on September 30, 1997 or December 31, 1997. In August 1997, these notes were assigned to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. Additionally, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California mentioned above. The Company received the proceeds of this loan in July 1997.

NOTE 4 - PROVISION FOR WRITE-DOWN OF REAL ESTATE

     During the quarter ended June 30, 1997, the Company reevaluated its plans for holding and developing several of its properties. As a result of this reevaluation, the number of lots to be developed in certain projects was reduced, other properties will be sold in their current stage of development and other properties may be deeded back to lenders in satisfaction of loans secured by such properties. The Company determined that, as a result of the reevaluation of its plans, the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. In accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," an impairment allowance, which writes these assets down to fair value, was established at June 30, 1997 totaling $9.2 million, of which $8.9 million relates to properties in the high desert and $0.3 million relates to a property in Riverside County.

NOTE 5 - EXTRAORDINARY ITEMS

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

     In January 1997, this same bank filed separate notices of default relating to additional matured loans with principal balances totaling $3.5 million secured by another of the Company's projects. In April and June 1997, the Company sold most of the land in this project, which provided funds to help the Company pay all but $700,000 of these loans pursuant to another Discounted Loan Payoff Agreement, resulting in an extraordinary gain of approximately $0.8 million. The remaining $700,000 is due on October 31, 1997, is non-interest bearing, and is secured by the remaining land in the project.

NOTE 6 - UNAUDITED NET LOSS PER COMMON SHARE

     The primary and fully diluted weighted average number of common shares was 1,637,096 and 1,425,392 (restated for reverse stock split) for the three months ended June 30, 1997 and 1996, respectively, and 1,620,153 and 1,398,280 (restated for the reverse stock split) for the six months ended June 30, 1997 and 1996, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 7 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1996 to June 30, 1997, is reconciled as follows:

         Dollars in thousands

                                            Number
                                          of Shares
                                        (restated for          Common Stock
                                        reverse stock         and Additional
                                           split)            Paid in Capital       Deficit          Total
                                  -----------------------------------------------------------------------------
      Balance - December 31, 1996        1,437,096               $41,777          $(29,493)        $12,284
      Common Stock Issued                  200,000                   465               ---             465
      Net Loss                                 ---                   ---            (9,843)         (9,843)
                                  -----------------------------------------------------------------------------
      Balance - June 30, 1997            1,637,096               $42,242          $(39,336)        $ 2,906
                                  =============================================================================

     Common stock was issued in the six months ended June 30, 1997 pursuant to a Common Stock Purchase Agreement entered into in December 1996. The Company received $250,000 of the total $750,000 purchase price in December 1996 and the balance in January and February, 1997. See Part I, Item 2.-- Liquidity and Capital Resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of June 30, 1997, the Company had an option to purchase a parcel of land for future residential development with a purchase price of approximately $1.6 million. This parcel is located in Fontana, California and is adjacent to a parcel being developed by the Company that was previously purchased from the grantor of this option.

     As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing legal action, including the filing of complaints. Additionally, the Company is presently involved in litigation regarding alleged construction defects at one of its projects. See Part II, Item 1.-- Legal Proceedings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-K, as amended, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions continued into 1997 in certain geographic areas of Southern California and have had an adverse impact on the Company's results of operations.

The Company's financial results have been adversely affected by the continuing weakness in certain geographic areas of the Southern California new home market. Although the Company has experienced improved sales in certain of its projects, the Company continues to provide homebuyers with price discounts and other sales incentives in order to remain competitive. This has resulted in reduced profitability or losses on the homes that the Company has sold.

In 1994 the Company expanded into Phoenix, Arizona and Las Vegas, Nevada. In December 1995 the Company sold its Phoenix and Las Vegas operations, including its Phoenix mortgage operations, to an unrelated third party. The sales price was $14.5 million, which included the assumption by the purchaser of $12.0 million of bank indebtedness, and accounts payable and accrued liabilities. This sale was consummated as a result of the Company's continuing efforts to raise needed capital, and enabled the Company to focus its efforts and capital on its historical core business in Southern California. However, the sale has resulted in reduced levels of closings and revenues, and has had an adverse effect on earnings.

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", for both the three months and six months ended June 30, 1997 the Company did not record an additional net deferred tax asset. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales increased to $5.5 million during the three months ended June 30, 1997, from $3.0 million during the three months ended June 30, 1996, representing an increase of $2.5 million or 83.4%. The Company closed 42 homes at an average sales price of $129,800 during the three months ended June 30, 1997 compared to 22 homes closed at an average sales price of $135,100 during the three months ended June 30, 1996, a 90.9% increase in closings and a 3.9% decrease in average sales price.

Revenue from home sales also increased to $8.9 million during the six months ended June 30, 1997, from $6.6 million during the six months ended June 30, 1996, representing an increase of $2.3 million or 34.1%. The Company closed 73 homes at an average sales price of $121,500 during the six months ended June 30, 1997 compared to 50 homes closed at an average sales price of $132,400 during the six months ended June 30, 1996, a 46% increase in closings and an 8.2% decrease in average sales price.

The increase in revenue during both the three months and six months ended June 30, 1997 is attributable to the increase in the number of closings. Closings increased primarily as a result of the Company having three new subdivisions in the high desert available for deliveries in the first six months of 1997. The decrease in the average selling price is attributable to the majority of closings occurring in the Company's lower priced subdivisions in the high desert.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:

                                 Homes Closed for           Homes Closed for
                                 the Three Months            the Six Months
                                  Ended June 30,             Ended June 30,
                                 ----------------           ----------------
                                 1997        1996           1997        1996
                                 ----        ----           ----------------
High Desert                       28          11             54          29
Riverside/San Bernardino
 Counties                         14          11             19          21
                                 ----        ----           ----        ----
  Total                           42          22             73          50
                                 ====        ====           ====        ====

Revenue from Land and Lot Sales

 In April 1997, the Company closed escrow on approximately 22 acres of undeveloped land it owned in its Eagle Ranch project in the high desert. The buyer was a local school district and the cash price was $490,000.

 In June 1997, the Company closed escrow on approximately 13 acres of undeveloped land it owned in Murrieta, California for a cash price of $110,000. The buyer was an entity that owns approximately 12.2% of the Company's outstanding Common Stock.

See "Liquidity and Capital Resources" regarding both of these transactions.

Cost of Homes Sold

 Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

 Cost of homes sold for the three months ended June 30, 1997 was $5.4 million, an increase of $2.6 million, or 89.7%, from $2.8 million during the three months ended June 30, 1996. Cost of homes sold as a percentage of revenue increased to 98.4% for the three months ended June 30, 1997 from 95.1% for the same period in 1996. Cost of homes sold for the six months ended June 30, 1997 was $8.4 million, an increase of $2.2 million, or 36.9% from $6.2 million during the six months ended June 30, 1996. Cost of homes sold as a percentage of revenue increased to 95.2% for the six months ended June 30, 1997 from 93.2% for the same period in 1996.

 The increase in cost of homes sold as a percentage of revenue for both the three months and six months ended June 30, 1997 is the result of the write-off of previously capitalized costs due to the Company's reduction of scope of one community in the high desert and one community in Riverside County. This increase is partially offset by the majority of closings occurring in the Company's newer, lower cost subdivisions as well as in an existing lower cost subdivision.

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

 Selling expenses were $438,000 and $271,000 for the three months ended June 30, 1997 and 1996, respectively, an increase of 61.6%. Selling expenses as a percentage of revenue were 8.0% and 9.1% for the three months ended June 30, 1997 and 1996, respectively. Selling expenses were $777,000 and $569,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of 36.6%. Selling expenses as a percentage of revenue were 8.8% and 8.6% for the six months ended June 30, 1997 and 1996, respectively.

 The decrease in selling expenses as a percentage of revenue for the three months ended June 30, 1997 is primarily due to the higher level of closing revenues, offset by financing incentives granted to homebuyers and costs associated with an independent sales and marketing company utilized by the Company since January 1997 to manage its sales force.

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

 Marketing expenses were $626,000 and $236,000 for the three months ended June 30, 1997 and 1996, respectively, representing an increase of 165.3%. As a percentage of revenue, marketing expenses were 11.5% and 7.9% for the three months ended June 30, 1997 and 1996, respectively. Marketing expenses were $943,000 and $615,000 for the six months ended June 30, 1997 and 1996, respectively, representing an increase of 53.3%. As a percentage of revenue, marketing expenses were 10.6% and 9.3% for the six months ended June 30, 1997 and 1996, respectively.

 The increase in marketing costs is primarily the result of the write-off of previously capitalized model home costs due to the reduction of scope of one community in the high desert and one community in Riverside County.

 During the second quarter of 1997 and 1996, the Company was selling homes from eight and seven projects, respectively. In the first six months of 1997, the Company had one grand opening, which occurred in the second quarter. In the first six months of 1996, the Company had no grand openings.

General and Administrative Expenses

 General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expenses.

 General and administrative expenses were $357,000 and $538,000 for the three months ended June 30, 1997 and 1996, respectively, a decrease of 33.6%. As a percentage of revenue, general and administrative expenses were 6.5% and 18.1% for the three months ended June 30, 1997 and 1996, respectively. General and administrative expenses were $775,000 and $1.1 million for the six months ended June 30, 1997 and 1996, respectively, a decrease of 32.0%. As a percentage of revenue, general and administrative expenses were 8.7% and 17.2% for the six months ended June 30, 1997 and 1996, respectively.

 The decrease in general and administrative expenses primarily reflects the Company's continuing cost reduction measures.

Minority Partners' Share

 Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are Palmdale Vistas, FERHP and Triumph.

 The minority partners' share of losses was $67,000 and $2,000 for the three months ended June 30, 1997 and 1996, respectively, and $113,000 and $2,000 for the six months ended June 30, 1997 and 1996, respectively.

Provision (Benefit) for Income Taxes

 Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

 For the three months ended June 30, 1997 and 1996, the Company increased its valuation allowance by $3.9 million and $343,000, respectively, and for the six months ended June 30, 1997 and 1996, the Company increased its valuation allowance by $3.9 million and $721,000 respectively. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit that would have otherwise been recorded. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $17.1 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million, $5.0 million and $8.4 million expire in the years 2009, 2010 and 2011, respectively.

 Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $15.6 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

BACKLOG

 The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a majority of the homes to be built in a phase of a project before construction commences. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home. Homes covered by such sales contracts are considered by the Company as its backlog. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. The following table sets forth the Company's backlog at the dates indicated:

                                                    June 30,
                                          ----------------------------
                                             1997             1996
                                          ----------       -----------
      High Desert                                 33                63
      Riverside/San Bernardino Counties           32                40
                                          ----------       -----------
      Total                                       65               103
                                          ==========       ===========

      Aggregate Sales Value               $9,215,000       $13,490,000
                                          ==========       ===========

      Average Sales Price                 $  141,800       $   131,000
                                          ==========       ===========

 The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first six months of 1997 the Company had one grand opening, compared to no grand openings in the first six months of 1996.

 The Company's backlog decreased 36.9% to 65 homes at June 30, 1997 from 103 homes at June 30, 1996. The aggregate sales value of homes in backlog decreased by $4.3 million or 31.7% primarily due to the decrease in number of homes under sales contracts, as a result of slower than expected sales in one of the Company's projects in the high desert, the close out of one of the Company's high desert projects and the reduction of scope of one project in the high desert and one project in Riverside County. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer. The average sales price of homes in backlog increased by $10,800 or 8.2% due to a change in the mix of homes offered for sale.

 No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period. The Company believes that cancellations have been relatively high in recent periods, reflecting the weak economic conditions that have existed in the Southern California markets, increased competition, and the inability of certain potential homebuyers to qualify for mortgage financing.

NET ORDERS

 Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                          For the                 For the
                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                     ----------------        ----------------
                                     1997        1996        1997        1996
                                     ----        ----        ----        ----
High Desert                           20          22          35          47
Riverside/San Bernardino Counties     16          13          21          29
                                     ----        ----        ----        ----
Total                                 36          35          56          76
                                     ====        ====        ====        ====

Net new orders increased to 36 homes from 35 homes for the three months ended June 30, 1997 and 1996, respectively, an increase of 2.9%. Net new orders declined to 56 homes from 76 homes for the six months ended June 30, 1997 and 1996, respectively, a decrease of 26.3%. The minimal increase in net orders for the three months ended June 30, 1997 and the decrease in net orders for the six months ended June 30, 1997 is attributable to slower than expected sales in one of the Company's projects in the high desert, the close out of one of the Company's high desert projects and the reduction of scope of one project in the high desert and one project in Riverside County. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer.

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

INFLATION

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company attempts to pass any such increases in its costs due to inflation to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

ADOPTION OF ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), issued in February 1997, would require the Company to report a basic earnings per share and a diluted earnings per share. Basic earnings per share would be computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, with no assumption of conversion of dilutive common stock equivalents. Diluted earnings per share would be computed by reflecting the potential dilution that could occur if additional shares of common stock were issued upon exercise of employee stock options or conversion of convertible debentures into common stock.

SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 will be effective for the Company in the fourth quarter of 1997. Earlier adoption is not permitted and, accordingly, the Company may be required to restate the earnings per share calculation for the interim periods of 1997, and for all earnings per share data of prior years presented in summaries of earnings or selected financial data.

There were no other new accounting pronouncements that could have a significant effect on the Company's financial statements for any period presented.

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The financial statements set forth herein have been prepared assuming the Company will continue as a going concern. In addition, the Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects. No assurances can be given that the anticipated cash flows from operations and the Company's ability to borrow from various lenders will be sufficient to fund most of its planned expenditures. The Company currently is attempting to raise capital needed for both ongoing working capital and the acquisition of land for future projects in Southern California. The Company is in active discussions with certain capital sources and is optimistic that it can successfully complete a transaction in 1997. However, no agreements between the Company and these potential capital sources have been signed, and no assurances can be given whether or when the Company will enter into a definitive agreement with any source or, if entered into, what the precise terms of the agreement will be.

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

In April 1996, the Company entered into a letter of intent with an unaffiliated privately held home builder primarily doing business in Southern California relating to a potential combination of the Company and the home builder and certain of the home builder's affiliates. After conducting due diligence relating to the proposed combination, negotiations were mutually terminated. Subsequently, at the request of the unaffiliated home builder, active discussions have resumed and are continuing. No assurances can be given whether the Company and the home builder will enter into a definitive agreement, or if entered into, what the precise terms of the transaction will be and whether any conditions to the consummation of such a transaction will be satisfied.

Through June 30, 1997, the Company had received from Ira C. Norris unsecured advances of $2.4 million net of paybacks of $400,000 for working capital purposes. The balance of these advances at June 30, 1997 is $2.1 million, which includes accrued interest of approximately $71,000. The Company has issued several notes to Mr. Norris, bearing interest at 10.0%, which mature either on September 30, 1997 or December 31, 1997. In August 1997, these notes were assigned to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. Additionally, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. All of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land in Victorville and Palmdale, California mentioned above. The Company received the proceeds of this loan in July 1997. This transaction was unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company entered into a Common Stock Purchase Agreement with Overland Opportunity Fund, LLC ("Overland") to sell 200,000 shares (restated for reverse stock split) of the Company's Common Stock in a private transaction. The stock was issued in January and February 1997 for a total purchase price of $750,000. The Company also granted Overland the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. In December 1996, in consideration of a $50,000 payment, Overland was also given an exclusive option to purchase approximately 71 acres of commercial property located in the Company's Eagle Ranch project in the high desert. The Company sold this project in June 1997, with the buyer of the property assuming the Company's option obligation (see below). In June 1997, the Company also sold a parcel of vacant land of approximately 13 acres it owned in Murrieta, California, to Overland for a cash price of $110,000. This cash transaction is a result of arms-length negotiations between the parties, and the Company believes the sales price represents the fair market value of the property. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which OCI, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at
a price of $5.25 per share (restated for reverse stock split).   If at least
half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split).
OCI may also convert the warrant or any portion thereof into shares of Common Stock using a formula based upon the fair market value of the Company's Common Stock on the conversion date. One of the owners of both Overland and OCI is a partner in FERHP.

In the first quarter of 1996 the Company entered into common stock purchase agreements for 90,878 shares (restated for reverse stock split) of common stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

The Company has historically financed its operations from a combination of limited partner capital contributions, cash generated from operations, land
seller financing and borrowings from various banking institutions.   In
addition, the Company completed its initial Public Offering in April 1993, which resulted in net proceeds to the Company of $17.1 million.

In February 1997, the Company entered into a loan agreement with a third party lender/investor group that provided $2.0 million for one of the Company's Riverside County projects. Funds were utilized to payoff a portion of defaulted loans of the project (see below), to pay other expenses and to provide an interest reserve. The loan bears interest at 20.25% and the Company was also charged additional fees, some of which where paid from loan proceeds and some that will be paid as homes in this project are completed and close escrow. In April 1997, this third party provided $1.0 million under similar terms in order for the Company to purchase the land for a new project in Fontana, California. The Company had expected that these financing arrangements would be similar in cost to the participating note agreements described herein that the Company has used to finance other projects in which the holders of the notes are paid up to 50% of the net income of certain of the Company's projects. However, since payments to this third party are not contingent upon the profitability of these projects, unanticipated delays in developing these projects, project cost increases, and slower than expected closings in these projects have significantly increased the cost of these financing arrangements. In June 1997, a group related to this third party purchased the majority of the Company's Eagle Ranch project in the high desert. Funds from this sale helped the Company repay portions of defaulted loans secured by this project (see below). The related third party granted the Company a long-term option to periodically repurchase portions of this property for the development of single-family homes, including annual minimum repurchase thresholds. The related third party would receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots.

In 1996, the Company formed FERHP, Triumph and Spirit 77 limited partnerships and entered into participating note agreements with ALG and HRIP, providing total capital of approximately $4.0 million. These partnerships and participating note agreements typically fund a portion of the land acquisition, model complex development costs and initial marketing expenditures of specific projects. Thomas E. Gibbs, Jr., a former member of the Company's Board of Directors (see below), holds partnership interests in each of Triumph, ALG and HRIP (see Note 2 to Consolidated Financial Statements). Also, one of the owners of both Overland and OCI, which own approximately 12.2% of the Company's outstanding Common Stock and a warrant to acquire approximately an additional 10.9%, respectively, is a partner of FERHP.

Spirit 77 was formed to develop lots in a project in Riverside County and sell those finished lots to the Company for the construction of single family homes at its Spirit Corona project. The Company is the general partner of, and has a 50% interest in, Spirit 77. Due to slower than expected sales as a result of intense competition in the vicinity of the project, the partners of Spirit 77 agreed to sell the remaining 35 finished lots owned by Spirit 77 to a third party homebuilder at a reduced price. This transaction was consummated in July 1997, and the Spirit 77 partnership is expected to be dissolved in the third quarter of 1997.

Due to much slower than expected sales at the Company's Winners Circle high desert project, and based upon the Company's review of the market and competition in the area, the Company has decided not to proceed with any more development in this project beyond the 11 homes and 3 models previously constructed. ALG is the holder of the participating loan secured by the remaining 148 unbuilt lots and the 3 models in this project. In August 1997, ALG filed a notice of default as a result of the Company's delinquent payments of interest on this loan. As a result, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. See Part II, Item 5.-- Other Information. The Company and the partners of ALG (with the exception of Mr. Gibbs) are currently in discussions regarding the disposition of the remaining land, which could result in the Company's deeding this land to ALG in satisfaction of its indebtedness or, if discussions are not successful, a foreclosure sale of the property.

During the quarter ended June 30, 1997, the Company reevaluated its plans for holding and developing several of its properties. As a result of this reevaluation, the number of lots to be developed in certain projects was reduced, other properties will be sold in their current stage of development and other properties may be deeded back to lenders in satisfaction of loans secured by such properties. The Company determined that, as a result of the reevaluation of its plans, the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. In accordance with the provisions of SFAS No. 121, an impairment allowance, which writes these assets down to fair value, was established at June 30, 1997 totaling $9.2 million. Impairment losses are a result of the following occurrences:

Sale of the Company's Eagle Ranch project in the high desert
 and related repurchase option (described herein)                   $5,925,000

Listing for sale of land formerly held for future development
 at the Company's Vista Verde project in the high desert             2,288,000

Decision not to proceed with the Company's Winners Circle
 project in the high desert (described  herein)                        749,000

Sale to a third party of the remaining finished lots of the
 Company's Spirit Corona project in Riverside County (described
 herein)                                                               251,000
                                                                    ----------
                                                                    $9,213,000
                                                                 =============

There can be no assurance that there will be no additional write-downs of land inventory or write-off of costs in future periods.

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At June 30, 1997 and December 31, 1996, the Company had outstanding land seller indebtedness of $1.2 million and $1.8 million, respectively.

The Company concluded in 1995 and 1994 that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In this regard, the Company recorded a charge to operations in 1995 of $5.3 million. In 1996, the Company deeded property with a book value of $2.1 million back to four of these land sellers in satisfaction of $2.1 million in indebtedness. In March 1997, the Company deeded property with a book value of $0.7 million back to one land seller in satisfaction of $0.7 million in indebtedness. Continuing negotiations may result either in the extension of the maturity date and/or other adjustments to the seller note, or deedback to the seller of the one remaining property with a book value of $0.3 million in satisfaction of $0.3 million in indebtedness outstanding at June 30, 1997.

During 1995 the Company also reduced the scope of one community in Riverside County which resulted in the write-off in 1995 of approximately $300,000 of previously capitalized costs associated with architectural development and marketing activities. As of June 30, 1997, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property. This deedback will result in a reduction of real estate inventories of $0.4 million in satisfaction of $0.4 million of indebtedness outstanding at June 30, 1997.

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

The Company typically obtains its infrastructure, development and construction funding from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on construction loans range from the prime rate plus 1.0% to a rate of 20.25% The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At June 30, 1997, aggregate borrowings of $15.6 million were outstanding under these facilities and $11.0 million was available for further qualified project finance borrowing. At June 30, 1997, $700,000 of loans with a commercial bank were in default (see below).

The Company also has secured and unsecured revolving lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1.0%, matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 as well as scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit in June 1996, the Company issued a warrant to the lender to purchase 41,667 shares (restated for reverse stock split) of the Company's common stock at $ 6.00 per share (restated for reverse stock split) that expires June 30, 2000; (ii) a $1.0 million line that bears interest at the prime rate plus 1.0% that matures February 1998. At the time a homebuyer enters into a sales contract with the Company, meets certain loan prequalification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 60% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes; and (iii) a $1.5 million line that matured March 1996, and was paid in full in June 1997 pursuant to the Discounted Loan Payoff Agreement described below. The net outstanding balance under these lines of credit at June 30, 1997 totaled $3.4 million.

In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects in Riverside County. In February 1997, the Company obtained new financing that provided approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balances totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project in the high desert. In April 1997, the Company closed escrow on approximately 22 acres of land in this project that were sold to a school district. The bank received the net proceeds from this sale of $452,000 and applied this amount toward payment of its loans. In June 1997, the Company sold the majority of its Eagle Ranch project. Proceeds from this sale, other Company funds, and a loan discount paid all except $700,000 of the matured loans pursuant to another Discounted Loan Payoff Agreement. The remaining $700,000 is due on October 31, 1997, is non-interest bearing, and is secured by approximately 147 lots remaining in Eagle Ranch to be developed by FERHP. The bank has postponed a non-judicial sale that had been scheduled for these lots and will rescind its notices of sale and reconvey its deed of trust encumbering these lots upon timely payment of the remaining $700,000 owed.

At June 30, 1997, the Company was not in compliance with all financial covenants pursuant to a loan to Spirit 77. However, this loan was paid in full in July 1997, pursuant to the sale to a third party of the remaining lots owned by Spirit 77 previously described.

At June 30, 1997 the Company was in default on the Purchase Agreement with Spirit 77 since the Company had not purchased all of the required minimum number of lots from Spirit 77. The Company was also in default on two notes payable to Spirit 77 related to the purchase of lots in 1996. However, on July 1, 1997 a Partnership Dissolution Agreement was signed which set forth the terms whereby the Company was released from these obligations as a result of the aforementioned sale of lots to a third party.

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

    In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. In April 1997, the Company agreed to a settlement with this homeowner. In October 1996, an additional eighteen homeowners filed a separate complaint. This complaint was subsequently amended to include an additional four homeowners. In May, 1997, this complaint was consolidated with the previously consolidated complaints. The complaints each allege, among other things, negligence, nuisance, strict liability, breach of warranty, negligent infliction of emotional distress and fraud based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking general, special, and punitive damages in an unspecified amount, and attorney fees. The causes of action for fraud were dismissed by the court in 1994 with respect to the complaints filed in 1994, and accordingly, there are no claims for punitive damages.
    A trial has been scheduled for October 20, 1997. The Company believes that the claims made against it have little or no merit and intends to continue to vigorously defend itself in this action. The Company believes that this litigation will not have a material adverse effect on the Company's business. Additionally, the Company believes it has adequate insurance coverage to pay the majority of claims and the costs related to these complaints, if any. However, as this litigation is still in process, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

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

ITEMS 2 THROUGH 4.  Not Applicable.

ITEM 5.  OTHER INFORMATION

    Thomas E. Gibbs, Jr., resigned as a member of the Company's Board of Directors, effective August 1, 1997, in connection with ALG's filing a notice of default on its $600,000 secured participation note with the Company. Mr. Gibbs has stated that he will be available for consultation with the Company on matters unrelated to ALG.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.


         10.1 Purchase Agreement and Escrow Instructions by and between the Adelanto School District, a California public school district, and Inco Homes Corporation, a Delaware Corporation, dated February 24, 1997.

         10.2 Loan Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated April 15, 1997.

         10.3 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated April 15, 1997.

         10.4 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated April 15, 1997.

         10.5 Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated April 15, 1997.

         10.6 Promissory Note by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated April 15, 1997.

         10.7 Letter Agreement by and between Overland Opportunity Fund, LLC, a California limited liability company and Inco Homes Corporation, a Delaware Corporation, dated May 27, 1997.

         10.8 Agreement for Purchase of Real Property by and between Palomino Partners Limited Partnership, a Nevada Limited Partnership, et al., and Inco Homes Corporation, a Delaware Corporation, dated June 12, 1997.

         10.9 Residential Property Option Agreement by and between Palomino Partners Limited Partnership, a Nevada Limited Partnership, et al., and Inco Homes Corporation, a Delaware Corporation, dated June 12, 1997.

         10.10 Estoppel Certificate by and between Overland Opportunity Fund, LLC, a California limited liability company and Inco Homes Corporation, a Delaware Corporation, dated June 11, 1997.

         10.11 Placement Agreement by and between USA Commercial Real Estate Group, a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated June 12, 1997.

         27.1  Financial Data Schedule.

     (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1997.

                            INCO HOMES CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INCO HOMES CORPORATION



Date: August 14, 1997               By:    /s/ Ira C. Norris
                                    ---------------------------------------
                                    IRA C. NORRIS
                                    Chairman of the Board, President
                                    and Chief Executive Officer



Date: August 14, 1997               By:    /s/ Norman B. Gold
                                    ---------------------------------------
                                    NORMAN B. GOLD
                                    Vice President and
                                    Chief Financial Officer