Form 10-Q
period 1997-09-30
INCO HOMES CORP
filed 1997-11-26
CIK 897432

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    ----------------------------------------------------------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-21378


                            INCO HOMES CORPORATION

            (Exact name of registrant as specified in its charter)

            Delaware                                      33-0534734
            --------                                      ----------
    (State or jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                      Identification No.)

         1282 West Arrow Highway
           Upland, California                                91786
         -----------------------                             -----
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

                             YES [X]        NO [_]


Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.
                                                  Outstanding at
      Class of Common Stock                      November 14, 1997
      ---------------------                      -----------------
          $.01 par value                             1,637,096

================================================================================

                             INCO HOMES CORPORATION

                                     INDEX


                                                                                   Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and
          December 31, 1996......................................................     3

          Consolidated Statements of Operations (Unaudited) for the Three
          Months and Nine Months Ended September 30, 1997 and 1996...............     4

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
          Months Ended September 30, 1997 and 1996...............................     5

          Notes to Consolidated Financial Statements (Unaudited).................     6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................    10

PART II.  OTHER INFORMATION......................................................    21

SIGNATURES.......................................................................    25

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except share data)                           September 30,             December 31,
                                                               -----------------------------------------------
                                                                        1997                     1996
                                                               ---------------------     ---------------------
                                                                    (unaudited)
ASSETS

Cash                                                                 $    352                   $    586
Real estate inventories                                                29,454                     36,752
Deferred tax asset                                                      2,200                      2,200
Investment in non-consolidated partnership                                -                          428
Other assets                                                              765                        666
                                                                     --------                   --------

        Total assets                                                 $ 32,771                   $ 40,632
                                                                     ========                   ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                             $  5,754                   $  7,133
Notes payable secured by real estate                                   17,765                     15,360
Lines of credit                                                         3,446                      4,303
Notes to stockholders                                                   3,158                        676
                                                                     --------                   --------

        Total liabilities                                              30,123                     27,472
                                                                     --------                   --------

Minority partners' investment in consolidated partnerships                667                        876

Commitments and contingencies

Stockholders' Equity
     Common stock - $.01 par value; 20,000,000 shares
       authorized, 1,637,096 and 1,437,096 shares issued
       and outstanding for 1997 and 1996 (restated for
       reverse stock split), respectively                                  16                         16
     Additional paid in capital (1996 restated for reverse
       stock split)                                                    42,226                     41,761
     Deficit                                                          (40,261)                   (29,493)
                                                                     --------                   --------

        Total stockholders' equity                                      1,981                     12,284
                                                                     --------                   --------

        Total liabilities and stockholders' equity                   $ 32,771                   $ 40,632
                                                                     ========                   ========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                          For the Three Months Ended        For the Nine Months Ended
(Dollars in thousands, except per share data)                   September 30,                     September 30,
                                                         -------------------------------------------------------------
                                                            1997             1996             1997             1996
                                                         ----------       ----------       ----------       ----------


Revenue from home sales                                  $    3,330       $    5,704       $   12,202       $   12,322
Revenue from land and lot sales                                 333              -                933              -
                                                         ----------       ----------       ----------       ----------
                                                              3,663            5,704           13,135           12,322
                                                         ----------       ----------       ----------       ----------

Cost of homes sold                                            3,218            5,089           11,665           11,259
Cost of land and lots                                           427              -              1,094              -
                                                         ----------       ----------       ----------       ----------
                                                              3,645            5,089           12,759           11,259
                                                         ----------       ----------       ----------       ----------

       Gross profit                                              18              615              376            1,063
                                                         ----------       ----------       ----------       ----------

Provision for write-down of real estate                         -                -              9,213              -
Selling and marketing expenses                                  662              831            2,382            2,015
General and administrative expenses                             380              454            1,155            1,594
                                                         ----------       ----------       ----------       ----------
                                                              1,042            1,285           12,750            3,609
                                                         ----------       ----------       ----------       ----------

       Operating loss                                        (1,024)            (670)         (12,374)          (2,546)

Other income                                                      3                2               65               73
                                                         ----------       ----------       ----------       ----------

       Loss before minority partners' share and
         provision (benefit) for income taxes                (1,021)            (668)         (12,309)          (2,473)

Minority partners' share                                         96                1              209                3
                                                         ----------       ----------       ----------       ----------

       Loss before provision
         (benefit) for income taxes                            (925)            (667)         (12,100)          (2,470)

Provision (benefit) for income taxes                            -                -                -                -
                                                         ----------       ----------       ----------       ----------

       Loss before extraordinary items                         (925)            (667)         (12,100)          (2,470)

Extraordinary items                                             -                -              1,332              -
                                                         ----------       ----------       ----------       ----------

       Net loss                                          $     (925)      $     (667)      $  (10,768)      $   (2,470)
                                                         ==========       ==========       ==========       ==========

 Net loss per common share (1996 restated for
  reverse stock split)                                   $    (0.57)      $    (0.46)      $    (6.62)      $    (1.75)
                                                         ==========       ==========       ==========       ==========

Weighted average number of common shares
 outstanding (1996 restated for reverse stock
 split)                                                   1,637,096        1,437,096        1,625,862        1,411,314
                                                         ==========       ==========       ==========       ==========


See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    For the Nine Months Ended September 30,
                                                                   ----------------------------------------
(Dollars in thousands)                                                     1997                 1996
                                                                   --------------------  ------------------
  Cash flows from operating activities:
      Net loss                                                           $(10,768)            $ (2,470)
      Adjustment to reconcile net loss to net cash
         provided by (used in) operating activities:
         Extraordinary items                                               (1,332)                 -
         Provision for write-down of real estate                            9,213                  -
         Minority partners' share                                            (209)                   3
         Proceeds from sale of divisions                                      -                  1,702
         (Increase) decrease in real estate inventories                    (2,559)              (2,019)
         (Increase) decrease in other assets                                 (133)                 385
         Increase (decrease) in accounts payable and accrued
            liabilities                                                      (764)                (384)
                                                                         --------             --------

            Net cash provided by (used in) operating activities            (6,552)              (2,783)
                                                                         --------             --------

  Cash flow from investing activities:
      Proceeds from non-consolidated partnership                              194                  -
                                                                         --------             --------

  Cash flow from financing activities:
      Proceeds from notes payable secured by real estate                   20,238               13,905
      Repayments on notes payable secured by real estate                  (15,967)             (12,561)
      Proceeds from lines of credit                                         1,237                  -
      Repayments on lines of credit                                        (2,188)                (444)
      Proceeds from notes to stockholders                                   2,622                  -
      Repayments on notes to stockholders                                    (283)                 -
      Contributions from minority partners                                    -                  2,107
      Proceeds from sale of common stock                                      500                  -
      Costs of stock issuance and reverse stock split                         (35)                 -
                                                                         --------             --------

            Net cash provided by (used in) financing activities             6,124                3,007
                                                                         --------             --------

  Net increase (decrease) in cash and cash equivalents                       (234)                 224

  Cash and cash equivalents at beginning of year                              586                  420
                                                                         --------             --------

  Cash and cash equivalents at end of period                             $    352             $    644
                                                                         ========             ========


Supplemental schedule of non-cash activities

  [1] In the nine months ended September 30, 1997, the Company deeded back properties with a book cost basis of $1.0 million to land sellers in satisfaction of $1.0 million in indebtedness.

  [2] In the nine months ended September 30, 1996, the Company issued 90,878 shares of Common Stock (restated for reverse stock split) to creditors in exchange for relieving the Company of $539,000 of accounts payable.

  [3] In the nine months ended September 30, 1996, the Company deeded back property with a book cost basis of $3.4 million to land sellers in satisfaction of $3.4 million in indebtedness.


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

     On January 16, 1997, a stockholder approved amendment to the Company's Restated Certificate of Incorporation effecting a one-for-six reverse stock split ("reverse stock split") became effective.

     The Company's sole market is in Southern California and it is substantially dependent on local economic factors. The Company has experienced, and expects to continue to experience, significant variability in quarterly results of operations. The results of any interim period are not necessarily indicative of results that can be expected for the entire year.

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended September 30, 1997 and 1996, the Company incurred $50,000 and $100,800, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the nine months ended September 30, 1997 and 1996, the Company incurred $155,000 and $125,800, respectively, in fees and costs with Nancy Orman interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris, Chairman of the Board and Chief Executive Officer of the Company.

     For the three months ended September 30, 1997 and 1996, the Company incurred $27,300 and $26,500, respectively, for the use of office space, with Inco Plaza, Ltd. For the nine months ended September 30, 1997 and 1996, the Company incurred $81,900 and $79,500, respectively, with Inco Plaza, Ltd. Inco Plaza Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners.

     In May 1996, the Company assigned an unsecured non-interest bearing receivable in the amount of $293,000 from Victor Valley Commercial Properties to Ira C. Norris in exchange for a cash payment of $293,000. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments Ltd., its sole general partner.

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

     Included in notes payable secured by real estate is a $600,000 secured participation note payable to ALG 1996-1 ("ALG") and a $1.2 million secured participation note payable to Hunters Ridge Investment Partners ("HRIP"). Mr. Gibbs holds a 25% and 56.25% general partner's interest in ALG and HRIP, respectively. The ALG note bears interest at the prime rate plus 3.0%, is due in June 1998, and is secured by the 148 unbuilt lots and the 2 remaining completed model homes of the Company's Winners Circle project in the high desert of Southern California. The HRIP note bears interest at 10%, is due in December 1998, and is secured by the 13 homes under construction, 26 improved lots and 3 completed model homes of the Company's Bella Vita project in Fontana, California. Subsequent to September 30, 1997, in connection with new financing obtained by the Company, HRIP accepted an $800,000 payment on its note and signed a new 15 month, 10% note for the balance due, subordinated to the new financing. See Part I,
     Item 2.--Liquidity and Capital Resources.

     In connection with ALG's filing a notice of default on its secured participation note with the Company, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. Mr. Gibbs has stated that he will be available for consultation with the Company on matters unrelated to ALG.

     One of the owners of both an entity that owns approximately 12.2% of the Company's outstanding Common Stock and another entity that owns a warrant to acquire approximately an additional 10.9%, holds a 5.55% limited partnership interest in FERHP. In June 1997, the 12.2% shareholder purchased a parcel of vacant land of approximately 13 acres owned by the Company in Murrieta, California for a cash price of $110,000. This cash transaction was a result of arms-length negotiations between the parties, and the Company believes the sales price represented the fair market value of the property.

NOTE 3 - NOTES TO STOCKHOLDERS

     From September 1996 through September 30, 1997, the Company had received from Ira C. Norris unsecured advances of $2.4 million for working capital purposes, of which $400,000 has been repaid by the Company. The balance of these advances at September 30, 1997 was $2.1 million, which includes accrued interest of approximately $121,000. The Company had issued several notes to Mr. Norris, bearing interest at 10.0%, which matured either on September 30, 1997 or December 31, 1997. In August 1997, these notes were assigned to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee, and extended to March 31, 1998. Additionally, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at September 30, 1997 was $513,000, which includes accrued interest of approximately $13,000. The grand total payable to the Norris Living Trust at September 30, 1997 was approximately $2.6 million.

     Subsequent to September 30, 1997, the Norris Living Trust provided additional unsecured advances to the Company totaling $370,000 at a rate of 10.0% due on March 31, 1998, and was paid in full on one existing unsecured note in the amount of $34,000.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan mentioned above. The Company received the proceeds of this loan in July 1997. The balance owing under this note at September 30, 1997 was $520,000, which includes accrued interest of approximately $20,000.

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

     In January 1997, this same bank filed separate notices of default relating to additional matured loans with principal balances totaling $3.5 million secured by another of the Company's projects. In April and June 1997, the Company sold most of the land in this project, which provided funds to help the Company pay all but $700,000 of these loans pursuant to another Discounted Loan Payoff Agreement, resulting in an extraordinary gain of approximately $0.8 million. The remaining $700,000 was due on October 31, 1997, is non-interest bearing, and is secured by the remaining land in the project. The bank has extended the due date of this loan until December 1, 1997 for a fee of $9,000.

NOTE 6 - UNAUDITED NET LOSS PER COMMON SHARE

     The primary and fully diluted weighted average number of common shares was 1,637,096 and 1,437,096 (restated for reverse stock split) for the three months ended September 30, 1997 and 1996, respectively, and 1,625,862 and 1,411,314 (restated for reverse stock split) for the nine months ended September 30, 1997 and 1996, respectively. Common share equivalents include dilutive stock options and warrants using the treasury stock method. There were no dilutive stock equivalents, options or warrants for any of the periods covered.

NOTE 7 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1996 to September 30, 1997, is reconciled as follows:

     Dollars in thousands

                                      Number of Shares        Common Stock
                                        (restated for        and Additional
                                     reverse stock split)    Paid in Capital     Deficit        Total
                                     -------------------------------------------------------------------
     Balance - December 31, 1996           1,437,096             $41,777         $(29,493)     $ 12,284

     Common Stock Issued                     200,000                 465            ---             465

     Net Loss                                  ---                 ---            (10,768)      (10,768)
                                     -------------------------------------------------------------------

       Balance - September 30, 1997        1,637,096             $42,242         $(40,261)     $  1,981
                                     ===================================================================

     Common stock was issued in 1997 pursuant to a Common Stock Purchase Agreement entered into in December 1996. The Company received $250,000 of the total $750,000 purchase price in December 1996 and the balance in January and February, 1997. See Part I, Item 2.--Liquidity and Capital Resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of September 30, 1997, the Company had an option to purchase a parcel of land for future residential development with a purchase price of approximately $1.6 million. This parcel is located in Fontana, California and is adjacent to a parcel being developed by the Company that was previously purchased from the grantor of this option.

     As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Certain of these subcontractors and suppliers have filed liens, some of which are pursuing further legal action, including the filing of complaints. Additionally, the Company is presently involved in litigation regarding alleged construction defects at one of its projects. See Part II, Item 1.--Legal Proceedings.

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

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions continued in 1997 in certain geographic areas of Southern California and have had an adverse impact on the CompanyOs results of operations.

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

Continuing uncertainties remain regarding the timing of the realization of the total deferred tax asset. These uncertainties are attributable to the impact of the sale of the Phoenix and Las Vegas operations on future earnings, the land deed backs and write-downs, and current business operations. Therefore, pursuant to Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", for both the three months and nine months ended September 30, 1997 the Company did not record an additional net deferred tax asset. No assurances can be given that the Company will not have to record a further valuation allowance against future tax benefits.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales decreased to $3.3 million during the three months ended September 30, 1997, from $5.7 million during the three months ended September 30, 1996, representing a decrease of $2.4 million or 41.6%. The Company closed 26 homes at an average sales price of $128,100 during the three months ended September 30, 1997 compared to 41 homes closed at an average sales price of $139,100 during the three months ended September 30, 1996, a 36.6% decrease in closings and a 7.9% decrease in average sales price.

The decrease in revenue during the three months ended September 30, 1997 is attributable to the decrease in the number of closings. Closings decreased as several of the Company's projects closed out or were reduced in scope.

Additionally, new phases of ongoing projects were under construction and not available for delivery in the third quarter.

Revenue from home sales decreased slightly to $12.2 million during the nine months ended September 30, 1997, from $12.3 million during the nine months ended September 30, 1996, representing a decrease of $0.1 million or 1.0%. The Company closed 99 homes at an average sales price of $123,300 during the nine months ended September 30, 1997 compared to 91 homes closed at an average sales price of $135,400 during the nine months ended September 30, 1996, an 8.8% increase in closings and an 8.9% decrease in average sales price.

The decrease in average selling price during both the three months and nine months ended September 30, 1997 is attributable to the majority of closings occurring in the Company's lower priced subdivisions in the high desert.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:

                                        Homes Closed for      Homes Closed for
                                        the Three Months      the Nine Months
                                       Ended September 30,   Ended September 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
   High Desert                            17         29         71         58
   Riverside/San Bernardino Counties       9         12         28         33
                                       --------   --------   --------   --------
      Total                               26         41         99         91
                                       ========   ========   ========   ========

Revenue from Land and Lot Sales

In April 1997, the Company closed escrow on approximately 22 acres of undeveloped land it owned in its Eagle Ranch project in the high desert. The buyer was a local school district and the cash price was $490,000.

In June 1997, the Company closed escrow on approximately 13 acres of undeveloped land it owned in Murrieta, California for a cash price of $110,000. The buyer was an entity that owns approximately 12.2% of the Company's outstanding Common Stock and is affiliated with another entity that owns a warrant to acquire approximately an additional 10.9% of the Company's Common Stock. This transaction was a result of arms-length negotiations between the parties, and the Company believes the sale price represented the fair market value of the property.

See "Liquidity and Capital Resources" regarding both of these transactions.

Additionally, in July 1997 the Company closed escrow on 7 improved lots it owned within its Spirit Corona project in Riverside County for a cash price of $333,200. The buyer was an unrelated third party homebuilder. Also in July 1997, this same homebuilder closed escrow on 35 improved lots owned by Spirit 77 located within the Company's Spirit Corona project for a cash price of $1.67 million.

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended September 30, 1997 was $3.2 million, a decrease of $1.9 million, or 36.8%, from $5.1 million during the three months ended September 30, 1996. Cost of homes sold as a percentage of revenue increased to 96.6% for the three months ended September 30, 1997 from 89.2% for the same period in 1996. Cost of homes sold for the nine months ended September 30, 1997 was $11.7 million, an increase of $0.4 million, or 3.6% from $11.3 million during the nine months ended September 30, 1996. Cost of homes sold as a percentage of revenue increased to 95.6% for the nine months ended September 30, 1997 from 91.4% for the same period in 1996.

The increase in cost of homes sold as a percentage of revenue for both the three months and nine months ended September 30, 1997 is the result of the close out of one community in the high desert and the write-off of previously capitalized costs due to the Company's reduction of scope of one community in the high desert and one community in Riverside County. This increase is partially offset by the large amount of closings occurring in the Company's newer, lower cost subdivisions as well as in an existing lower cost subdivision.

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

Selling expenses were $0.2 million and $0.4 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of 40.6%. Selling expenses as a percentage of revenue were 7.0% and 6.9% for the three months ended September 30, 1997 and 1996, respectively. Selling expenses were approximately $1.0 million for both the nine months ended September 30, 1997 and 1996. Selling expenses as a percentage of revenue were 8.3% and 7.8% for the nine months ended September 30, 1997 and 1996, respectively.

The slight increase in selling expenses as a percentage of revenue for both the three months and nine months ended September 30, 1997 is primarily due to financing incentives granted to homebuyers, and costs associated with an independent sales and marketing company utilized by the Company from January 1997 to September 1997 to manage its sales force.

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

Marketing expenses were approximately $0.4 million for both the three months ended September 30, 1997 and 1996. As a percentage of revenue, marketing expenses were 12.9% and 7.7% for the three months ended September 30, 1997 and 1996, respectively. Marketing expenses were $1.4 and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively, representing an increase of 30.2%. As a percentage of revenue, marketing expenses were 11.2% and 8.6% for the nine months ended September 30, 1997 and 1996, respectively.

The increase in marketing costs for the nine months ended September 30, 1997 is primarily the result of the write-off of previously capitalized model home costs due to the reduction of scope of one community in the high desert and one community in Riverside County.

During the third quarter of 1997 and 1996, the Company was actively selling homes in six and nine projects, respectively. In the first nine months of 1997, the Company had one grand opening, which occurred in the second quarter. In the first nine months of 1996 the Company had one grand opening that occurred in the third quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expense.

General and administrative expenses were $0.4 and $0.5 million for the three months ended September 30, 1997 and 1996, respectively, a decrease of 16.3%. As a percentage of revenue, general and administrative expenses were 11.4% and 8.0% for the three months ended September 30, 1997 and 1996, respectively. General and administrative expenses were $1.2 million and $1.6 million for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 27.5%. As a percentage of revenue, general and administrative expenses were 9.5% and 12.9% for the nine months ended September 30, 1997 and 1996, respectively.

The decrease in general and administrative expenses primarily reflects the Company's continuing cost reduction measures.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are Palmdale Vistas, FERHP and Triumph.

The minority partners' share of losses was $96,000 and $1,000 for the three months ended September 30, 1997 and 1996, respectively, and $209,000 and $3,000 for the nine months ended September 30, 1997 and 1996, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended September 30, 1997 and 1996, the Company increased its valuation allowance by $370,000 and $267,000, respectively, and for the nine months ended September 30, 1997 and 1996, the Company increased its valuation allowance by $4.3 million and $988,000, respectively. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit that would have otherwise been recorded. As of December 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of $17.1 million that are available to offset future federal taxable income. Of these federal net operating losses, $3.7 million, $5.0 million and $8.4 million expire in the years 2009, 2010 and 2011, respectively. Additional federal net operating losses will be available as a result of tax losses expected in 1997.

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $16.0 million valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

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

                                                          September 30,
                                                -------------------------------
                                                     1997             1996
                                                --------------   --------------
        High Desert                                   36               49
        Riverside/San Bernardino Counties             38               44
                                                --------------   --------------
        Total                                         74               93
                                                ==============   ==============

        Aggregate Sales Value                    $10,435,000       $12,400,000
                                                ==============   ==============

        Average Sales Price                      $   141,000       $   133,300
                                                ==============   ==============

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In both the first nine months of 1997 and 1996, the Company had one grand opening.

The Company's backlog decreased 20.4% to 74 homes at September 30, 1997 from 93 homes at September 30, 1996. The aggregate sales value of the units in backlog decreased by $2.0 million or 15.8%, primarily due to the decrease in number of homes under sales contracts, as a result of slower than expected sales in one of the Company's projects in the high desert, the close out of one of the Company's high desert projects and the reduction of scope of one project in the high desert and one project in Riverside County. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer. The average sales price of homes in backlog increased by $7,700 or 5.8% due to a change in the mix of homes offered for sale.

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

Net Orders

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders by region for the dates indicated:

                                               For the Three Months                    For the Nine Months
                                                Ended September 30,                    Ended September 30,
                                          --------------------------------      --------------------------------
                                               1997               1996              1997               1996
                                          -------------      -------------      -------------      -------------
   High Desert                                  20                 15                 55                 62
   Riverside/San Bernardino Counties            15                 16                 36                 45
                                          -------------      -------------      -------------      -------------
   Total                                        35                 31                 91                107
                                          =============      =============      =============      =============

Net new orders increased to 35 homes from 31 homes for the three months ended September 30, 1997 and 1996, respectively, an increase of 12.9%. Net new orders declined to 91 homes from 107 homes for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 15.0%. The decrease in net orders for the nine months ended September 30, 1997 is attributable to slower than expected sales in one of the Company's projects in the high desert, the close out of one of the Company's high desert projects and the reduction of scope of one project in the high desert and one project in Riverside County. Additionally, in the first quarter of 1997, the Company adopted more stringent prequalification requirements regarding a buyer's ability to qualify for financing prior to entering into a sales contract with a buyer.

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

Inflation

The Company, as well as the homebuilding industry in general, may be adversely affected during periods of high inflation, primarily because of higher land acquisition, land development, construction and interest costs. In addition, higher interest rates may significantly affect the affordability of permanent mortgage financing to prospective purchasers and the cost of financing the Company's land acquisition, development of real estate and construction of homes. The Company attempts to pass any such increases in costs due to inflation to its buyers through increased selling prices of its homes. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

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

Liquidity and Capital Resources

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other financing on acceptable terms. The Company's business plan calls for substantial future expenditures relating to the acquisition and construction of new projects, as well as the continued construction of existing, on-going projects. Additionally, the Company continues to experience shortfalls in working capital and has payables from prior periods and closed-out projects in excess of $2.5 million, most of which have been outstanding for more than 90 days.

In 1997, the Company established a relationship with a third party lender, USA Commercial Mortgage Company ("USA"), that has provided loans and arranged for individual lenders to provide loans to the Company in amounts totaling approximately $5.3 million though September 30, 1997. Funds have been utilized to refinance projects, to purchase additional land for future homes, and to develop some of this land. Subsequent to September 30, 1997, USA arranged an additional loan in the amount of $1.275 million to refinance a portion of another of the Company's existing loans (see discussion below), and also deposited funds in escrow on behalf of the Company regarding a potential new land purchase. Additionally, the Company has signed an agreement and received a $100,000 deposit relating to the purchase by the principals of USA of 204,122 shares of the Company's Common Stock in a private transaction for a total purchase price of $300,000. $200,000 of funds from this transaction are expected to be utilized to reduce the Company's payable to USA for fees earned on a previous loan placed by USA. The closing of this transaction is subject to approval by the Company's Board of Directors and the satisfaction of other routine closing conditions. One of the principals of USA currently owns stock in the Company in an amount constituting less than 1% of the outstanding Common Stock.

The Company is also in active discussions with certain capital sources, including USA, regarding additional investments in the Company in its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as funds to finance the acquisition of additional land for the delivery of future homes. No agreements between the Company and these potential capital sources have been signed, and no assurances can be given whether or when the Company will enter into a definitive agreement with any source or, if entered into, what the precise terms of the agreement will be.

If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations and finance the acquisition of additional land for the delivery of future homes would be greatly impaired. Additionally, the Company may not be able to expand according to its business plan. This could result in cost increases and have a material adverse affect on the Company's business, financial condition and results of operations.

As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors or suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the filing of complaints. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens.

From September 1996 through September 30, 1997, the Company had received from Ira C. Norris unsecured advances of $2.4 million for working capital purposes, of which $400,000 has been repaid by the Company. The balance of these advances at September 30, 1997 was $2.1 million, which includes accrued interest of approximately $121,000. The Company had issued several notes to Mr. Norris, bearing interest at 10.0%, which matured either on September 30, 1997 or December 31, 1997. In August 1997, these notes were assigned to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee and extended to March 31, 1998. Additionally, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at September 30, 1997 was $513,000, which includes accrued interest of approximately $13,000. The grand total payable to the Norris Living Trust at September 30, 1997 was approximately $2.6 million. All of these transactions were unanimously approved by the disinterested members of the Company's board of directors.

Subsequent to September 30, 1997, the Norris Living Trust provided additional unsecured advances to the Company totaling $370,000, at a rate of 10.0% due on March 31, 1998, and was paid in full on one existing unsecured note in the amount of $34,000.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan mentioned above. The Company received the proceeds of this loan in July 1997. The balance owing under this note at September 30, 1997 was $520,000, which includes accrued interest of approximately $20,000. This transaction was unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company entered into a Common Stock Purchase Agreement with Overland Opportunity Fund, LLC ("Overland") to sell 200,000 shares (restated for reverse stock split) of the Company's Common Stock in a private transaction. The stock was issued in January and February 1997 for a total purchase price of $750,000. The Company also granted Overland the right to require the Company to register the stock for public sale with the Securities and Exchange Commission. In December 1996, in consideration of a $50,000 payment, Overland was also given an exclusive option to purchase approximately 71 acres of commercial property located in the Company's Eagle Ranch project in the high desert. The Company sold this project in June 1997, with the buyer of the property assuming the Company's option obligation (see below). In June 1997, the Company also sold a parcel of vacant land of approximately 13 acres it owned in Murrieta, California, to Overland for a cash price of $110,000. This cash transaction is a result of arms-length negotiations between the parties, and the Company believes the sales price represents the fair market value of the property. Additionally, in December 1996, the Company issued a warrant to purchase 200,000 shares (restated for reverse stock split) of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland. The warrant was issued as compensation for all services to be performed pursuant to a Consulting Agreement entered into in December 1996. The Consulting Agreement is for a term of two years during which OCI, on a non-exclusive basis, shall seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant may be exercised within eighteen months of the date of the agreement at a price of $5.25 per share (restated for reverse stock split). If at least half of the warrant shares are not exercised during this period, then half of the warrant shares will expire, with the balance exercisable over an additional eighteen month period at $9.75 per share (restated for reverse stock split). OCI may also convert the warrant or any portion thereof into shares of Common Stock using a formula based upon the fair market value of the Company's Common Stock on the conversion date. In November 1997, the Company offered OCI the opportunity to exercise the warrant as to all shares for an exercise price of $2.00 per share for a period of thirty days. OCI has not yet exercised the warrant to purchase any shares. One of the owners of both Overland and OCI is a partner in FERHP (see Note 2 to Consolidated Financial Statements).

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

The Company has historically financed its operations from a combination of limited partner capital contributions, cash generated from operations, land seller financing and borrowings from various banking institutions, borrowings from related parties and deferring accounts payable. In addition, the Company completed its initial Public Offering in April 1993, which resulted in net proceeds to the Company of $17.1 million.

In February 1997, the Company entered into a loan agreement that provided $2.0 million for one of the Company's Riverside County projects. Funds were utilized to payoff a portion of loans secured by this project in default with a commercial bank (see below), to pay other expenses and to provide an interest reserve. The loan was arranged by USA, the third party lender previously described that represents various individual lenders, who, along with USA, provided funds for this loan. The loan, which has subsequently been refinanced, had an interest rate of 20.25% and was due in August 1998. USA also earned fees, some of which were paid from loan proceeds and the balance secured by a note that will be paid as homes in this project are completed and close escrow. In September 1997, USA arranged for a new lender to provide $2.45 million to refinance the Riverside County loan, which reduced the interest rate to 15.25%, extended the due date to March 1999 and supplied an additional interest reserve. Additional fees were earned by USA for this transaction. In April 1997, USA arranged a loan of $1.0 million with other lenders, which is due in April 1998, under similar terms as the original $2.0 million loan, in order for the Company to purchase land for a new project in Fontana, California. The Company had expected that these financing arrangements would be similar in cost to the participating note agreements with ALG and HRIP described herein that the Company had used to finance other projects in which the holders of the notes are paid up to 50% of the net income of certain of the Company's projects. However, since payments on these loans are not contingent upon the profitability of these projects, unanticipated delays in developing these projects, project cost increases, and slower than expected closings in these projects have significantly increased the costs of these financing arrangements. Also, in September 1997, USA arranged two loans totaling $1.4 million with various other lenders for land and model development for the Fontana project. The interest rate on both these loans is 12.25%, both are due in September 1998 and fees were paid to USA from loan proceeds.

In June 1997, USA arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2.4 million. Funds from this sale helped the Company repay portions of loans secured by this project in default with a commercial bank (see below). The investors granted the Company a six year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors will receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA will receive a fee of $1,000 for each home sold.

In September 1997, USA arranged loans of $400,000 and $120,000, due in April 1998 and January 1998, respectively, with interest rates of 20.00% each, secured by various finished but unsold or unclosed homes owned by the Company. Subsequent to September 30, 1997, USA arranged an additional loan to provide $1.275 million for the Company's Bella Vita project in Fontana, California. Funds were utilized to pay down a portion of amounts owed on a loan to HRIP secured by the project (see Note 2 to Consolidated Financial Statements), to set aside funds for additional project costs, to provide an interest reserve, and to pay fees to USA. This loan has an interest rate of 15.25% and is due in November 1998.

As of September 30, 1997, the Company has incurred fees to USA totaling $809,200, of which $400,200 has been paid. The balance is secured by notes and will be paid from closing proceeds from sales of completed homes in certain of the Company's projects.

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

Spirit 77 was formed to develop lots in a project in Riverside County and sell those finished lots to the Company for the construction of single family homes at its Spirit Corona project. The Company was the general partner of, and had a 50%
interest in, Spirit 77. Due to slower than expected sales as a result of intense competition in the vicinity of the project, the partners of Spirit 77 agreed to sell the remaining 35 finished lots owned by Spirit 77 to a third party homebuilder at a reduced price. This transaction was consummated in July 1997, and the Spirit 77 partnership has been dissolved.

Due to much slower than expected sales at the Company's Winners Circle high desert project, and based upon the Company's review of the market and competition in the area, the Company decided in the second quarter of 1997 not to proceed with any more development in this project beyond the 11 homes and 3 models previously constructed. ALG is the holder of the participating loan secured by the remaining 148 unbuilt lots and the 2 remaining models in this project. In August 1997, ALG filed a notice of default as a result of the Company's delinquent payments of interest on this loan. As a result, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. See Part II, Item 5. Other Information. A non-judicial sale of the property is scheduled for December 11, 1997.

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

Sale of the Company's Eagle Ranch project in the high desert
and related repurchase option (described herein)                            $5,925,000

Listing for sale of land formerly held for future development at
the Company's Vista Verde project in the high desert                         2,288,000

Decision not to proceed with the Company's Winners Circle
project in the high desert (described herein)                                  749,000

Sale to a third party of the remaining finished lots of the
Company's Spirit Corona project in Riverside County (described herein)         251,000
                                                                            ----------
                                                                            $9,213,000
                                                                            ==========

There can be no assurance that there will be no additional write-downs of land inventory or write-off of costs in future periods.

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, that allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At September 30, 1997 and December 31, 1996, the Company had outstanding land seller indebtedness of $1.2 million and $1.8 million, respectively.

The Company concluded in 1995 and 1994 that certain seller-financed parcels were no longer economically viable based on current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In this regard, the Company recorded a charge to operations in 1995 of $5.3 million. In 1996, the Company deeded property with a book value of $2.1 million back to four of these land sellers in satisfaction of $2.1 million in indebtedness. In March 1997, the Company deeded property with a book value of $0.7 million back to one land seller in satisfaction of $0.7 million in indebtedness. Continuing negotiations may result either in the extension of the maturity date and/or other adjustments to the seller note, or deedback to the seller of the one remaining property with a book value of $0.3 million in satisfaction of $0.3 million in indebtedness outstanding at September 30, 1997.

During 1995 the Company also reduced the scope of one community in Riverside County which resulted in the write-off in 1995 of approximately $300,000 of previously capitalized costs associated with architectural development and marketing activities. As of September 30, 1997, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property. This deedback will result in a reduction of real estate inventories of $0.4 million in satisfaction of $0.4 million of indebtedness outstanding at September 30, 1997.

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

The Company typically obtains its infrastructure, development and construction funding from commercial banks and other financing sources. Lenders generally provided interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Interest rates on these loans range from the prime rate plus 1.0% to a rate of 20.25%. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At September 30, 1997, aggregate borrowings of $16.6 million were outstanding under these facilities and $10.5 million was available for further qualified project finance borrowing. At September 30, 1997, $700,000 of loans with a commercial bank were in default (see below).

The Company also has secured and unsecured revolving lines of credit with banks as follows: (i) a $3.0 million line that bears annual interest at the prime rate plus 1.0%, matures December 1999, and provides for quarterly principal payments of $500 for each home closed, commencing with the fourth quarter of 1995 as well as scheduled principal payments of $400,000, $500,000 and $600,000 in calendar years 1997, 1998 and 1999, respectively. In connection with the extension and modification of this line of credit in June 1996, the Company issued a warrant to the lender to purchase 41,667 shares (restated for reverse stock split) of the Company's common stock at $ 6.00 per share (restated for reverse stock split) that expires June 30, 2000. The Company is currently in arrears in its payments for the quarterly principal amounts described above, as well as monthly interest and property taxes on the land that secures this line of credit. The bank has notified the Company that the line of credit is in default. The Company is currently in negotiations with the bank regarding various cure options. However, no agreement with the bank has been signed and no assurance can be given that an agreement will be finalized. If an agreement is not signed, the bank can enforce its rights and foreclose on its collateral for the line of credit, which consists of undeveloped land owned by the Company in Victorville and Palmdale, California; (ii) a $1.0 million line that bears interest at the prime rate plus 1.0% that matures February 1998. At the time a homebuyer enters into a sales contract with the Company, meets certain loan prequalification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 60% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes; and (iii) a $1.5 million line that matured March 1996, and was paid in full in June 1997 pursuant to the Discounted Loan Payoff Agreement described below. The net outstanding balance under these lines of credit at September 30, 1997 totaled $3.4 million.

In December 1996, a commercial bank filed notices of default relating to matured loans with principal balances totaling $2.8 million secured by one of the Company's projects in Riverside County. In February 1997, the Company obtained new financing from both USA, as previously described, and another third party lender providing a total of approximately $2.3 million to pay the loans in full pursuant to a Discounted Loan Payoff Agreement. In January 1997, this same bank filed separate notices of default relating to matured loans with principal balances totaling $3.5 million secured by an estimated 1,140 lots and 71 commercially zoned acres of the Company's Eagle Ranch project in the high desert. In April 1997, the Company closed escrow on approximately 22 acres of land in this project that were sold to a school district. The bank received the net proceeds from this sale of $452,000 and applied this amount toward payment of its loans. In June 1997, as previously described, the Company sold the majority of its Eagle Ranch project for $2.4 million to a group of investors represented by USA. Proceeds from this sale, other Company funds, and a loan discount paid all except $700,000 of the matured loans pursuant to another Discounted Loan Payoff Agreement.

The remaining $700,000 was due on October 31, 1997, is non-interest bearing, and is secured by approximately 147 lots remaining in Eagle Ranch to be developed by FERHP. For a fee of $9,000, the bank has extended the due date of this loan until December 1, 1997 and postponed a non-judicial sale that had been scheduled for these lots. The Company is negotiating new financing that is expected to pay this loan in full.

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

         In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. In June 1994, the owners of six additional homes filed a separate complaint. These two complaints were consolidated into one action. Subsequent to the consolidation, one of the homeowners dismissed the lawsuit due to the Company's repair of the alleged defects. In August 1994, one additional homeowner filed a complaint. In April 1997, the Company agreed to a settlement with this homeowner and the complaint has been dismissed. In October 1996, an additional eighteen homeowners filed a separate complaint. This complaint was subsequently amended to include an additional four homeowners. In May, 1997, this complaint was consolidated with the previously consolidated complaints. The complaints each allege, among other things, negligence, nuisance, strict liability and breach of warranty, based on alleged design and construction defects and inadequate soils conditions. The plaintiffs are seeking damages in an unspecified amount, and attorney fees. Causes of action for negligent infliction of emotional distress and fraud were dismissed and accordingly, there are no claims for punitive damages. A trial had been scheduled for October 20, 1997, but was subsequently continued until March 9, 1998. The Company believes that the claims made against it are substantially without merit and intends to continue to vigorously defend itself in this action. Additionally, the Company believes it has adequate insurance coverage to pay the majority of claims and the costs related to these complaints, if any. However, as this litigation is still in process, it is not possible to predict with certainty the ultimate outcome and the impact on the Company, and therefore no assurances can be given with respect thereto.

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


Items 2 and 3.  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Company held its Annual Meeting of Stockholders on September 8, 1997.

         (b) The following directors were elected at the Annual Meeting of
             Stockholders:

                             Robert H. Daskal
                             Ronald L. Neeley

             The following are additional directors whose term of office continued after the meeting:

                             Ira C. Norris
                             John F. Seymour, Jr.

         (c) At the Annual Meeting of Stockholders, the following matters were voted upon:

             (1) A proposal to elect directors as follows:

                                           Robert H. Daskal   Ronald L. Neeley
                                           ----------------   ----------------
                    Affirmative Votes:         1,453,903          1,458,902
                    Negative Votes:                4,999                  0
                    Abstentions:                   4,377              4,377
                    Not Voted:                   173,818            173,818

             (2) A proposal to ratify the selection of Price Waterhouse LLP as independent public accountants for the Company for the fiscal year ending December 31, 1997.

                    Affirmative Votes:         1,458,222
                    Negative Votes:                  421
                    Abstentions:                   4,636
                    Not Voted:                   173,818

Item 5.  Other Information

     Thomas E. Gibbs, Jr., resigned as a member of the Company's Board of Directors, effective August 1, 1997, in connection with ALG's filing a notice of default on its $600,000 secured participation note with the Company. Mr. Gibbs has stated that he will be available for consultation with the Company on matters unrelated to ALG.

     In order to enhance the Company's ability to raise capital, David A. Fogg assumed the position of Chief Financial Officer of the Company on November 17, 1997. Mr. Fogg has extensive background in raising capital for residential homebuilders. Norman B. Gold, the Company's Chief Financial Officer prior to that date will remain with the Company assuming various financial and accounting responsibilities.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

                10.1 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 12, 1997.

                10.2 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 12, 1997. (Riverside County)

                10.3 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 12, 1997. (San Bernardino County)

                10.4 Loan Agreement by and between Dean Peterson, Trustee, and Inco Homes Corporation, a Delaware Corporation, dated September 22, 1997.

                10.5 Promissory Note Secured by Deed of Trust by and between Dean Peterson, Trustee, and Inco Homes Corporation, a Delaware Corporation, dated September 22, 1997.

                10.6 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Dean Peterson, Trustee, and Inco Homes Corporation, a Delaware Corporation, dated September 22, 1997.

                10.7 Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated September 22, 1997.

                10.8 Promissory Note by and between Thomas Hantges and Joe Milanowski and Inco Homes Corporation, a Delaware Corporation, dated September 22, 1997.

                10.9 Construction Loan Agreement by and between Michael Peterson and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.10 Promissory Note Secured by Deed of Trust by and between Michael Peterson and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.11 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Michael Peterson and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.12 Construction Loan Agreement by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.13 Promissory Note Secured by Deed of Trust by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.14 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

                10.15 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 26, 1997.

                10.16 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 29, 1997.

                10.17 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated September 26, 1997. (Riverside County)

                10.18 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated September 26, 1997. (San Bernardino County)

                27.1   Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1997.

                            INCO HOMES CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INCO HOMES CORPORATION



Date: November 26, 1997                  By:    /s/ Ira C. Norris
                                               ---------------------------------
                                               IRA C. NORRIS
                                               Chairman of the Board, President
                                               and Chief Executive Officer



Date: November 26, 1997                  By:   /s/ David A. Fogg
                                               ---------------------------------
                                               DAVID A. FOGG
                                               Chief Financial Officer

                            INCO HOMES CORPORATION

                                 EXHIBIT INDEX



EXHIBIT NO.                                  DESCRIPTION                           SEQUENTIALLY
                                                                                     NUMBERED
                                                                                       PAGE
    10.1   Promissory Note Secured by Deed of Trust by and between USA
           Commercial Mortgage Company, Inc., a Nevada Corporation, et al.,
           and Inco Homes Corporation, a Delaware Corporation, dated September
           12, 1997.

    10.2   Deed of Trust, Assignment of Rents, Security Agreement and Fixture
           Filing by and between USA Commercial Mortgage Company, Inc., a
           Nevada Corporation, et al., and Inco Homes Corporation, a Delaware
           Corporation, dated September 12, 1997.  (Riverside County)

    10.3   Deed of Trust, Assignment of Rents, Security Agreement and Fixture
           Filing by and between USA Commercial Mortgage Company, Inc., a
           Nevada Corporation, et al., and Inco Homes Corporation, a Delaware
           Corporation, dated September 12, 1997.  (San Bernardino County)

    10.4   Loan Agreement by and between Dean Peterson, Trustee, and Inco
           Homes Corporation, a Delaware Corporation, dated September 22, 1997.

    10.5   Promissory Note Secured by Deed of Trust by and between Dean
           Peterson, Trustee, and Inco Homes Corporation, a Delaware
           Corporation, dated September 22, 1997.

    10.6   Deed of Trust, Assignment of Rents, Security Agreement and Fixture
           Filing by and between Dean Peterson, Trustee, and Inco Homes
           Corporation, a Delaware Corporation, dated September 22, 1997.

    10.7   Placement Agreement by and between USA Commercial Mortgage Company,
           Inc., a Nevada Corporation and Inco Homes Corporation, a Delaware
           Corporation, dated September 22, 1997.

    10.8 Promissory Note by and between Thomas Hantges and Joe Milanowski and Inco Homes Corporation, a Delaware Corporation, dated September
           22, 1997.

    10.9   Construction Loan Agreement by and between Michael Peterson and
           Inco Homes Corporation, a Delaware Corporation, dated September 11,
           1997.

    10.10  Promissory Note Secured by Deed of Trust by and between Michael
           Peterson and Inco Homes Corporation, a Delaware Corporation,

           dated September 11, 1997.

    10.11 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Michael Peterson and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

    10.12 Construction Loan Agreement by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

    10.13 Promissory Note Secured by Deed of Trust by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

    10.14 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Carlene E. Pointer, et al., and Inco Homes Corporation, a Delaware Corporation, dated September 11, 1997.

    10.15 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 26, 1997.

    10.16 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 29, 1997.

    10.17 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated September 26, 1997. (Riverside County)

    10.18 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, a Delaware Corporation, dated September 26, 1997. (San Bernardino County)

    27.1   Financial Data Schedule