Form 10KSB
period 1997-12-31
INCO HOMES CORP
filed 1998-03-31
CIK 897432

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                _______________

                                  FORM 10-KSB
                                _______________


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

                                 OR

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                     to
                                     -------------------    -------------------

                        Commission file number 0-21378


                            INCO HOMES CORPORATION
                (Name of small business issuer in its charter)


            Delaware                                   33-0534734
    (State or other jurisdiction           (I.R.S. employer identification no.)
  of incorporation or organization)


                            1282 West Arrow Highway
                           Upland, California 91786
              (Address of principal executive offices)(Zip code)

                                (909) 981-8989
                Issuer's telephone number, including area code

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None


     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of class)


    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    Yes [X]
No  [_]


    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     ----

    Revenues of the issuer for the year ended December 31, 1997 were $21,721,000.

    The aggregate market value of the voting stock held by non-affiliates of the issuer on March 25, 1998 was $2,480,000.

    The number of shares outstanding of each of the issuer's classes of common stock on March 25, 1998 was as follows:


           Common Stock (par value $.01 per share) 1,883,764 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Definitive Proxy Statement relating to the Company's 1998 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

    Transitional Small Business Disclosure Format:  Yes [_]    No [X]

 All information herein with respect to shares of Common Stock gives effect to the Company's one-for-six reverse stock split that was effective on January 16, 1997.


                                    PART I

ITEM 1.  BUSINESS.


    Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report and other documents filed by the Company with the Securities and Exchange Commission from time to time.

General

    Inco Homes Corporation (the "Company") is a developer and builder of affordably priced single-family detached homes. Historically, its markets have been in Southern California, primarily in San Bernardino and Riverside Counties, and to a lesser extent, in Los Angeles County. The Company's homes are primarily targeted to the first time buyer and also to the first time move-up buyer where the Company believes there is significant long-term demand. The Company strives to deliver superior value to its homebuyers by aggressively pricing its homes while providing a high quality product.

    During 1997, prices for the Company's homes ranged from $59,990 to $227,990, with an average sales price of $132,400. The Company believes that its focus on affordable housing and history of developing and delivering these types of homes since 1976 has helped it to develop a positive reputation in this market with homebuyers.

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

    The Company places great emphasis on customer service and relations and maintaining favorable visibility in the markets in which the Company builds homes. This emphasis on customer service and relations and the Company's value-driven product have earned the Company substantial referrals and a favorable reputation among homebuyers and local governments. The Company believes that customer service and relations is an integral part of its strategy. See "--Customer Service and Relations."

    The Company was incorporated in October 1992 to succeed to the homebuilding business of its predecessors operating under the "Inco Homes" name through several limited partnerships and various corporations under the control of Ira
C. Norris, the Company's founder. At the time of the Company's initial public offering in 1993, the Company issued its Common Stock to acquire the equity interests of its predecessors and consolidated ownership of its core projects and businesses into the Company. The Company sold its Arizona and Nevada operations in 1995 and now exclusively builds in Southern California.

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

Southern California Housing Markets

    The Company currently conducts all of its business in the Southern California Counties of San Bernardino, Riverside and Los Angeles. The Company believes that the depressed economic and real estate conditions in California over the last several years have adversely affected its results of operations, most particularly in the high desert region of San Bernardino County. Due to the large number of defense contractors and major corporations located in California, the state's economy has been adversely affected by military spending cutbacks. The prolonged economic downturn in California continued in 1997 in some of the geographic areas of Southern California in which the Company conducted operations and had a material adverse affect on the Company's business, financial condition and results of operations. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                      TABLE I - PROJECTS COMPLETED SINCE 1987
                                                                                          Total
                                                                                          Number
                                                                               Year         of        Sales Price
Project                                   City                 County        Completed     Homes        Range (1)
-------                                   ----                 ------        ---------    ------      -----------
Liberty Village                        Victorville         San Bernardino      1987         784       $ 49,990-$85,990
Moreno Del Rey                         Moreno Valley       Riverside           1987         119         89,990-123,990
Atlantic Village                       Palmdale            Los Angeles         1988         127         92,990-105,990
Catalina Collection                    Moreno Valley       Riverside           1989         124         99,990-155,990
Southlake                              Moreno Valley       Riverside           1989         185        104,990-154,990
Pacific Village                        Palmdale            Los Angeles         1991         283        112,990-210,990
Liberty Village                        Victorville         San Bernardino      1991         446         80,990-108,990
Country Village                        Victorville         San Bernardino      1991         189         85,990-135,990
Mustang Series at Northfork            Murrieta            San Bernardino      1992         123        129,990-198,990
Hunter Classic at Northfork            Murrieta            San Bernardino      1992          77        194,990-255,990
Paloverde at Eagle Ranch               Victorville         San Bernardino      1992         116        112,990-147,990
American Traditions                    Palmdale            Los Angeles         1993          89         99,990-127,990
Estates of Chaparral at Eagle Ranch    Victorville         San Bernardino      1994          88        169,990-219,990
Summerplace                            Indio               Riverside           1994         156         84,990-108,990
Dakota at Eagle Ranch                  Victorville         San Bernardino      1995          79        102,990-133,490
Spirit at Eagle Ranch                  Victorville         San Bernardino      1995         104        119,990-153,990
Pride at Eagle Ranch                   Victorville         San Bernardino      1995          39         89,990-127,990
American Traditions                    Adelanto            San Bernardino      1995         401         79,990-100,990
Harmony                                Adelanto            San Bernardino      1995          25         97,990-130,990
Hometown                               Adelanto            San Bernardino      1995         526          72,990-85,990
Victory Lenwood                        Lenwood             San Bernardino      1995          24          53,990-63,990
Pride at Wildrose                      Corona              Riverside           1995         102        126,990-151,490
Spirit                                 Murrieta            Riverside           1995         261        133,990-171,990
Pride at Tradition East                Chandler            Maricopa            1995          73 (2)     91,990-121,990
Reunion at Tradition East              Chandler            Maricopa            1995         103 (2)     85,990-110,990
Victory at Amberlea                    Phoenix             Maricopa            1995          55 (2)      66,990-91,990
Hometown                               Las Vegas           Clark               1995          63 (2)     84,990-105,990
Reunion                                Las Vegas           Clark               1995          58 (2)     99,990-122,990
Victory                                Las Vegas           Clark               1995          22 (2)      72,990-94,990
Ventana                                Victorville         San Bernardino      1996         196        136,990-169,990
Reunion                                Adelanto            San Bernardino      1997          72         91,990-118,990
Spirit                                 Corona              Riverside           1997         102        170,000-219,000
                                                                                          -----
  Total                                                                                   5,211
                                                                                          =====

-----------------------------

(1) Sales price range reflects base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.
(2) Reflects homes closed by the Company prior to the December 1995 sale of the Phoenix and Las Vegas divisions.

     Table II presents information as of December 31, 1997 relating to the Company's projects in which construction is either in progress or is in the planning process. All homes are single-family detached homes. In all cases the Company either owns the land or has a contract or option to acquire the land, and all such land is entitled.


                    TABLE II - CURRENT AND PLANNED PROJECTS


                                                            Estimated Number of         Homes            Homes Sites
                                                                 Homes at            Closed as of       Remaining as
              Project                    Location (1)          Completion(2)           12/31/97          of 12/31/97
              -------                    -----------        -------------------     ------------        ------------
HIGH DESERT - San Bernardino and Los Angeles Counties
-----------
Eagle Ranch
   Freedom (5)                            Victorville              166                    16                  150
   Additional Land (6)                    Victorville              888                     0                  888
                                                                 -----                   ---                -----
        Total Eagle Ranch                                        1,054                    16                1,038
                                                                 -----                   ---                -----
Adelanto
   Victory Lane                           Adelanto                 331                   330                    1
   Winners Circle                         Adelanto                  12                    10                    2
                                                                 -----                   ---                ------
   Total Adelanto                                                  343                   340                    3
                                                                 -----                   ---                ------
Other
   Spirit                                 Palmdale                  81                    67                   14
   Triumph                                Palmdale                 180                     0                  180
   Triumph (7)                            Lancaster                 78                    41                   37
   Vista Verde (8)                        Victorville              756                     0                  756
                                                                 -----                   ---                -----
   Total Other                                                   1,095                   108                  987
                                                                 -----                   ---                ------
   Total High Desert                                             2,492                   464                2,028
                                                                 -----                   ---                ------

INLAND - San Bernardino and Riverside Counties
------
Bella Vita                                Fontana                   42                     7                   35
Wildwood                                  Fontana                   62                     0                   62
Falcon Pointe (9)                         Fontana                   76                     0                   76
Hometown (formerly Reunion)               Lake Elsinore             63                    47                   16
Desert Pride (formerly Reunion)           La Quinta                150                    27                  123
Hidden Oaks (10)                          Moreno Valley            139                     0                  139
                                                                 -----                   ---                ------
              Total Inland                                         532                    81                  451
                                                                 -----                   ---                ------

TOTAL COMPANY                                                    3,024                   545                2,479
                                                                 =====                   ===                =====

                                                            Anticipated or
                                                             Actual Year
                                                              of Initial               Sales Price
              Project                                         Closings(3)                Range(4)
              -------                                       --------------          -----------------
HIGH DESERT - San Bernardino and Los Angeles Counties
-----------
Eagle Ranch
   Freedom (5)                                                    1997               $106,990-128,540
   Additional Land (6)                                             n/a                            n/a

        Total Eagle Ranch
Adelanto
   Victory Lane                                                   1993                   59,990- 82,990
   Winners Circle                                                 1996                   89,990-119,990

   Total Adelanto

Other
   Spirit                                                         1995                  139,000-166,000
   Triumph                                                        1998                   89,990-109,990
   Triumph (7)                                                    1996                   75,990- 92,990
   Vista Verde (8)                                                 n/a                            n/a

   Total Other

   Total High Desert

INLAND - San Bernardino and Riverside Counties
------
Bella Vita                                Fontana                 1997                  181,990-221,990
Wildwood                                  Fontana                 1998                  107,990-144,990
Falcon Pointe (9)                         Fontana                 1998                  149,000-169,000
Hometown (formerly Reunion)               Lake Elsinore           1995                   99,990-141,990
Desert Pride (formerly Reunion)           La Quinta               1995                  121,990-149,990
Hidden Oaks (10)                          Moreno Valley           1998                   89,990-119,990

              Total Inland

TOTAL COMPANY

_____________________________

(1) Victorville, Adelanto and Fontana are located in San Bernardino County. Palmdale and Lancaster are located in Los Angeles County. Lake Elsinore, La Quinta and Moreno Valley are located in Riverside County.
(2) Estimated number of homes at completion is subject to change and there can be no assurance that the Company will build these homes.
(3) Anticipated year of initial closing is based on the Company's current planning estimates and forecasts, new orders and the status of construction at these projects, and therefore is subject to change.
(4) Sales price range reflects estimated base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.
(5) The Company is the managing general partner of, and has a 50% interest in, Freedom-Eagle Ranch Housing Partners ("FERHP"), the limited partnership that owns this project.
(6) Represents land sold by the Company in June 1997 to various investors provided by USA Commercial Real Estate Group ("USA Real Estate"). The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. Thomas A. Hantges, a member of the Company's Board of Directors, owns 67% of USA Real Estate. See "Item 7. Financial Statements and Supplementary Data, Note 10" herein, and "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which, when filed pursuant to Regulation 14A under the Securities Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB.
(7) The Company is the managing general partner of, and has a 50% interest in, Triumph-Lancaster Housing Partners ("Triumph"), the limited partnership that owns this project. The Gibbs Family Trust, of which Thomas E. Gibbs, Jr. a former member of the Company's Board of Directors is a beneficiary and a trustee, holds a 50% limited partner's interest in Triumph. See "Item 7. Financial Statements and Supplementary Data, Note 10" herein, and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

(8) Represents additional land owned by the Company, which may be used for future projects or may be sold in a bulk sale.
(9) USA Commercial Mortgage Company, Inc. ("USA") has opened an escrow to purchase the land for this project. Negotiations are in process with the Company and USA regarding the Company's participation in developing this property and fees and/or profits to be earned. Thomas A. Hantges owns 67% of USA. See "Item 7. Financial Statements and Supplementary Data, Note 10" herein, and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.
(10) In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market these lots owned by the third party. All financing and bonding will be the responsibility of the third party. The Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes.
     The Company will assume the home warranty costs for which it will be paid $750 per house.

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

    The Company historically has conducted some residential development activities through partnerships in order to fund a portion of the Company's land acquisition, model complex development costs and initial marketing expenditures. The Company expects to continue to utilize such partnership arrangements when management perceives a favorable opportunity. In 1996, the Company formed three such limited partnerships, FERHP, Triumph and Spirit Corona 77, L.P. ("Spirit 77"), for certain projects in which the Company is the general partner and has a 50% interest. Additionally, in 1996 the Company was the maker of Secured Participation Notes with ALG 1996-1 ("ALG") and Hunters Ridge Investment Partners ("HRIP"), providing the holders with 45% and 50%, respectively, of a certain project's net income. Thomas E. Gibbs, Jr., a former member of the Company's Board of Directors, holds partnership interests in each of Triumph, ALG and HRIP. See "Item 7. Financial Statements and Supplementary Data, Note 10" herein, and "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement.

    With respect to its landholdings, the Company maintains the flexibility to sell parcels of land adjacent to existing phases of a project to other builders in a single transaction or a series of transactions. Sales of land and lots, which are not the Company's principal business focus, are made to take advantage of market opportunities that might exist from time to time or to generate needed cash. Accordingly, these sales vary from year to year depending on market conditions. Revenue from land sales totaled $933,000 in 1997. The Company had no land sales in 1996. Additionally, parcels of land owned by the Company and adjacent to its residential projects may be zoned for commercial use. To date, the Company has never built on commercial land, but may later sell, lease or joint venture such land with commercial property developers. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    The Company utilizes what it considers to be a "manufacturer's approach" to home construction, always seeking to increase production efficiency and position itself to be among the lowest-cost producers in each of its markets. The Company
(i) generally adheres to strict construction schedules and standardized plans,
(ii) generally pre-sells a portion of its homes before commencing construction of a phase of a project, and (iii) generally purchases land that has necessary entitlements. See "--Land Acquisition and Development."

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

    As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens. The Company does not believe that any of these claims, in the aggregate, will have a material adverse financial effect on the Company's business. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

    Generally, the Company "pre-sells" (execution of a sales contract, receipt of a deposit, and generally an indication of the buyer's ability to qualify for a mortgage) a portion of the homes to be built in a phase before construction in that phase is commenced. Construction lenders typically specify minimum pre-sale requirements. The Company attempts to minimize cancellations by requiring a refundable cash deposit of approximately $500 to $2,500 and by training its sales force to assess the qualification of potential homebuyers. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    Materials used in the construction of the Company's homes are available from a number of sources, but material prices may fluctuate due to various factors, including demand or supply shortages. Construction labor and materials have generally been available to the Company. Although there is presently an adequate supply of labor and materials it is possible that future shortages of skilled workers and/or materials may occur. See "--The Homebuilding Industry."

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

Marketing and Sales

    The Company seeks to develop marketing programs tailored to the specific buyers and markets in which the Company operates. The Company takes a consumer product approach to marketing its homes, conducting product research and developing buyer and visitor profiles on each project. Techniques employed by the Company include referral incentives, customer testimonials, direct mail, and radio and print advertisements.

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

    Structural changes in design from the Company's standard plans are not generally permitted, but homebuyers may select various optional amenities. Additionally, the Company has designed a number of homes offering an options program that gives homebuyers numerous opportunities to customize the interior design. For example, these options may provide for the ability to tailor a room according to a homebuyer's needs such as a third garage space, an extended family room, or an additional den, bedroom or bonus room.

    The Company maintains a design center in Southern California to provide homebuyers with a greater visual presentation of the available amenities and options, primarily in the area of flooring and window treatments. Most of the Company's homebuyers that have upgraded their flooring and window treatments have utilized the Company's design center.

    The Company sells its homes primarily through its internal sales force, which typically work from the sales offices located at the model homes in each of the Company's subdivisions. The Company also uses independent and cooperative brokers. Company personnel are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. The Company's selection of interior features is a principal component of its marketing and sales efforts. Sales personnel are trained by the Company and attend periodic meetings to be updated on sales techniques, competitive products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

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

Customer Financing

    The Company seeks to assist its homebuyers in obtaining financing by arranging with independent mortgage lenders to offer qualified buyers a variety of financing options and to process their loans. When necessary, the Company provides prospective homebuyers free credit counseling and pre-qualification to determine the price of the home they are able to afford.

    Substantially all homebuyers utilize long-term mortgage financing to purchase a home and lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. Therefore, adverse economic conditions such as increases in unemployment and high mortgage interest rates can eliminate a substantial number of potential homebuyers from the market. When necessary, the Company will pay a fee to subsidize interest rates to assist homebuyers with financing. Under such programs, lower interest rates on mortgages are provided to the Company's homebuyers than would otherwise prevail under then-current market conditions. Although mortgage financing for qualified homebuyers was readily available during 1997, there can be no assurance that mortgage financing will remain readily available to the Company's customers as a result of changing general economic conditions and any restrictions of the ability of mortgage finance markets to provide financing for the purchase of homes by homebuyers. The Company attempts to minimize its exposure to interest rate fluctuations by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time and by entering into hedging contracts, as it deems necessary. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Most of the Company's current projects meet applicable Federal Housing Administration ("FHA") or Veteran's Administration ("VA") requirements. In 1997 and 1996, FHA or VA financing was provided to a substantial number of purchasers of the Company's homes. FHA and VA financing generally enables homebuyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The principal reason why certain of the Company's projects may not meet applicable FHA or VA requirements is that the base price of homes in those projects exceeds established FHA or VA maximum home prices. The Company believes that the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. The VA financing limit is $203,000. The FHA financing limit is $152,362 in San Bernardino and Riverside Counties, and $170,362 in Los Angeles County. The FHA generally permits loans for up to 97% of the value of the home.

    In general, housing demand is adversely affected by increases in interest rates. If mortgage interest rates increase significantly, affecting prospective buyers' ability to adequately finance home purchases, the Company's business, financial condition and results of operations could be materially effected. The Company's homebuilding activities are dependent upon the availability and cost of mortgage financing for (i) potential customers who purchase a home from the Company, and (ii) buyers of homes owned by potential customers so they can sell their existing homes and purchase new homes from the Company, to the extent they are not first time buyers. In addition, the Company believes that the availability of FHA or VA mortgage financing is an important factor in marketing its homes. Any limitations or restrictions on the availability of such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Customer Service and Relations

    The Company believes that providing a high level of customer service is a key component of its homebuilder strategy. Salespeople are encouraged to develop a personal relationship with the homebuyers and offer support and guidance throughout the home buying process. The Company periodically arranges dinners for groups of homebuyers during which information is provided about the home buying process. Homebuyers are oriented to local shopping, hospitals, industry, schools and recreation and are familiarized with loan and escrow procedures and the final home inspection process.

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

    Approximately sixty days after closing, every homebuyer is asked to complete a questionnaire that evaluates all aspects of the buying experience, including questions about the home itself, the salespeople, the escrow process, mortgage financing assistance, the closing process and customer service. The Company uses the responses to identify any problem areas, as well as to evaluate and improve the floor plans and amenities offered in the Company's projects.

    The Company believes that its commitment to customer service has earned the Company substantial referrals and an excellent reputation among homebuyers.

Competition and Market Forces

    The development and sale of residential properties is highly competitive. Homebuilders, such as the Company, compete for desirable properties, financing, raw materials and skilled labor. The Company competes for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous large and small homebuilders, including some homebuilders with nationwide operations and greater financial resources than the Company. The Company also competes for residential sales with individual resales of existing homes and condominiums and with available rental housing. New entrants into the markets in which the Company operates increases competition in those markets. As a result, at some of the Company's projects, the Company has been required to provide homebuyers with price discounts and other sales incentives in order to remain competitive. This has resulted in reduced profitability or losses from some of the homes that the Company has sold. Continued sales of homes and land at deeply discounted prices by competitors, lenders and similar institutions in the markets where the Company operates could have a material adverse effect on the Company's business, financial condition and results of operation.

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

  The Company is also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site's environmental conditions and the present and former uses of the site. These laws may result in delays, cause the Company to incur substantial compliance costs, and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Homebuilding projects in California are especially susceptible to restrictive government regulations and environmental laws. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials such as lumber.

Bonds and Other Obligations

    The Company is frequently required, in connection with the development of its projects, to post performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. The Company has never defaulted on any such bond. At December 31, 1997, there were approximately $11,230,000 in outstanding bonds for such purposes.

Employees

    At December 31, 1997, the Company employed 51 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good. Certain of the subcontractors that the Company engages are represented by labor unions or are subject to collective bargaining arrangements.

    The Company's success is highly dependent upon the performance of its senior management and, in particular, Ira C. Norris, President of the Company. The loss of key personnel or an inability to attract, retain and motivate key personnel could have a material adverse effect on the Company's business. Mr. Norris intends to continue to devote his full time to the affairs of the Company.

    At March 25, 1998, Ira C. Norris, Thomas A. Hantges and Ronald L. Neeley, directors of the Company, owned beneficially approximately 21.6%, 12.8% and 7.6% of the Company's Common Stock, respectively. Due to this ownership position, Mr. Norris, Mr. Hantges and Mr. Neeley acting together may be able to control the affairs and policies of the Company and may be able to elect a sufficient number of directors to control the Company's Board of Directors and to approve or disapprove any matter submitted to a vote of stockholders. Furthermore, Mr. Norris, Mr. Hantges and Mr. Neeley may have conflicts of interest with other stockholders with respect to the affairs and policies of the Company. The ownership positions of Mr. Norris, Mr. Hantges and Mr. Neeley, together with the anti-takeover effect of certain provisions contained in the Company's Restated Certificate of Incorporation and Restated Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have an adverse effect on the market price of the Company's Common Stock.

Executive Officers of the Registrant

    The following are the names and respective ages as of December 31, 1997 of the executive officers of the Company. The Company's executive offers are elected by, and serve at, the discretion of the Board of Directors.


Name                               Age                 Position
----                               ---                 --------
Ira C. Norris.................      61     Chairman of the Board, President and
                                           Chief Executive Officer
David A. Fogg.................      47     Chief Financial Officer
Norman B. Gold................      45     Director of Finance
Lynn C. Parkes................      45     Controller and Secretary
Gary E. Sorley................      43     Vice President of Operations and Forward
                                           Planning
Sue Monaco....................      36     Vice President of Sales and Marketing
Michael L. Hendrix............      49     Vice President of Production and Customer
                                           Relations

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

    David A. Fogg has been Chief Financial Officer since November 1997. Prior to joining the Company, Mr. Fogg was Chief Financial Officer of Century/Crowell Communities, a builder/developer in San Bernardino, California, from 1992 to 1997.

    Norman B. Gold has served the Company since September 1994 in various capacities, most recently as Director of Finance, a position he has held since November 1997. Prior to joining the Company, Mr. Gold was Financial Vice President of Barclay Associates, Inc., a builder/developer in Newport Beach, California, from 1985 to 1994.

    Lynn C. Parkes has been the Controller since June 1992 and the Secretary since January 1997. She served as the Director of Human Resources from early 1989 until she became Assistant Controller in December 1989, and served in that position until she was promoted to Controller. Ms. Parkes joined the Company in 1980, serving in various capacities.

    Gary E. Sorley has served as the Company's Vice President of Operations and Forward Planning since January 1998. He also served as Vice President of Operations since 1997 and served as the Director of Purchasing since 1994. Prior to joining the Company in 1994, Mr. Sorley worked for Brock Homes, a builder/developer in Laguna Hills, California, from 1984 to 1994.

    Sue Monaco has served the Company since July 1997 in various capacities, most recently as Vice President of Sales and Marketing. From 1994 to 1997, Ms. Monaco was manager of Stuart Wright, a mortgage banking firm located in Las Vegas, Nevada. Prior to 1994, she sold new homes for various builders in Southern California. Ms. Monaco is licensed with the State of California, Department of Real Estate.

    Michael L. Hendrix has served as the Company's Vice President of Production and Customer Relations since January 1998. He also served as the Vice President of Production since 1986. He was the Company's Production Manager from 1983 to 1986 and a Superintendent from 1982 to 1983.

ITEM 2.  PROPERTIES.

    The Company occupies approximately 6,800 square feet of office space in Upland, California, which it uses as its corporate headquarters. This space is leased at an annual rental of approximately $124,000 for a term expiring in November 2002. The Company is also renting, on a month-to-month basis, approximately 1,400 square feet of office space in Southern California for its design center operations. The Company believes that in general its facilities are sufficient to meet its needs for the next year.

ITEM 3.  LEGAL PROCEEDINGS.

    Except as disclosed below, the Company is involved only in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company. In addition, from time to time, the Company could be involved in litigation in connection with claims of development or construction defects, which matters, if decided adversely to the Company, could have a material adverse effect on the financial condition of the Company.

    In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Company, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the

Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents are being prepared, which include all necessary releases and dismissals of all complaints. Management believes that any obligations the Company may have relating to the self-insured retentions included in its insurance policies will not be material.

    As a result of the limited amount of available working capital, relationships with certain subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens, but various claims and lawsuits are pending and unresolved. Management does not believe that any of these claims, in the aggregate, will have a material adverse financial effect on the Company's business. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

  No matters were submitted during the fourth quarter of 1997 to vote of security-holders, through the solicitation of proxies or otherwise.

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


                                       High     Low
                                       ----     ---
Quarter ended March 31, 1996.......   $8.25   $5.25
Quarter ended June 30, 1996........    6.375   3.00
Quarter ended September 30, 1996...    5.625   2.625
Quarter ended December 31, 1996....    4.095   1.125
Quarter ended March 31, 1997.......    5.25    1.75
Quarter ended June 30, 1997........    5.125   2.625
Quarter ended September 30, 1997...    4.00    1.00
Quarter ended December 31, 1997....    4.00    1.25

    As of March 25, 1998, there were approximately 153 holders of record of the Company's Common Stock, whose record ownership, management believes, was for approximately 564 beneficial holders.

Pending Proceedings Regarding Nasdaq SmallCap Listing

    The Company's Common Stock is currently trading on the Nasdaq SmallCap Market. The Securities and Exchange Commission (the "Commission") has approved new rules that became effective on February 23, 1998 for the listing of securities on Nasdaq, including new standards for maintenance of such listing. For continued listing on the Nasdaq SmallCap Market, a company, among other criteria, must now have at least $2,000,000 of total net tangible assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 shares in the Public Float, a market value of its Public Float of $1,000,000 and a minimum bid price of $1.00 per share.

    In its Form 10-Q filed with the Commission on November 26, 1997 for the quarter ended September 30, 1997, the Company reported net stockholders' equity of $1,981,000 as of September 30, 1997. By letter dated February 26, 1998, the Company received notice from Nasdaq stating Nasdaq's intention to delist the Company's Common Stock from the Nasdaq SmallCap Market effective after March 13, 1998 unless the Company requested a temporary exception to the new requirements and thereafter pursued Nasdaq's appeal procedures relative to seeking exception or to show compliance with the new requirements. Before March 13, 1998, the Company notified Nasdaq of its intent to appeal Nasdaq's determination of the Company's non-compliance with the new SmallCap Market listing requirements and thereafter made a written submission to Nasdaq so appealing. The Company's submission stayed Nasdaq's delisting action pending the outcome of the Company's appeal. In its submission, the Company pointed out that it believed that Nasdaq had failed to adjust net tangible assets for the sum of $667,000 which the Company carried on its balance sheet at September 30, 1997 for minority partners' investment in the Company's consolidated partnerships and that when such partners' equity in the Company's partnerships was added to the stockholders' equity, total net tangible assets were $2,648,000, well above the $2,000,000 threshold for continued listing on the Nasdaq SmallCap Market. Moreover, the Company furnished Nasdaq with its balance sheet at December 31, 1997, which shows that its net tangible assets at December 31, 1997 were $4,090,000 even with no adjustment given to net tangible assets for minority partners' investment in the Company's consolidated partnerships of $545,000 at December 31, 1997.

    Based on its submission, the Company believes it will succeed in its appeal of Nasdaq's determination of the Company's non-compliance with the new SmallCap Market listing requirements and that its Common Stock will not be delisted as a result of the pending proceedings. If, however, the Company's appeal were not successful for any reason or if in the future the Company was unable to comply with Nasdaq's new requirements to maintain its Common Stock on the SmallCap market, the Company's Common Stock could be dropped from listing on the Nasdaq SmallCap Market. In that event, trading, if any, in the Company's Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" published by the National Quotation Bureau or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. A consequence of such delisting would be that a stockholder would likely find it more difficult to sell, or to obtain quotations as to the price of, the Company's Common Stock.

Dividends

    The Company has not declared or paid any cash dividends on its Common Stock since its initial public offering in 1993. The Company anticipates that any earnings in the foreseeable future will be retained to help finance the Company's business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's business activities, capital requirements, the general financial condition of the Company and general business conditions.

Recent Sales of Unregistered Securities

    In December 1997, the Company sold an aggregate of 204,122 shares of Company Common Stock to Institutional Equity Partners, LLC ("IEP"), an entity owned 67% by Thomas A. Hantges for consideration equal to $306,183. Mr. Hantges became a director of the Company in January 1998.

    In December 1997, the Company issued an aggregate of 2,340 shares of Series A Cumulative Preferred Stock to the Norris Living Trust in consideration of cancellation of debt of the Company to the Norris Living Trust in the amount of $2,340,000. Ira C. Norris, the Company's Chairman of the Board, President and Chief Executive Officer and a principal shareholder, is a beneficiary and trustee of the Norris Living Trust.

    The above-described sales of securities were not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such sales. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act, Regulation D promulgated thereunder or Section 3(a)(9) of the Securities Act. No brokers' commissions or fees were paid in connection with any of the foregoing transactions. The recipients of securities in each such transaction represented that they were accredited investors under Regulation D of the Act and their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. All recipients had adequate access to information about the Company. No consideration or other remuneration was paid or given, and no solicitation was made, in connection with the conversion of the indebtedness involved in the various sales.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report.

OVERVIEW

    The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in Southern California. These conditions continued in 1997 in some of the geographic areas of Southern California in which the Company conducted operations and had an adverse impact on the Company's results of operations. Although the Company has experienced improved sales at certain of its projects, the Company continues to provide homebuyers with price discounts and other sales incentives at some of its projects in order to remain competitive. This has resulted in reduced profitability or losses on some of the homes that the Company has sold.

Results of Operations - 1997 vs. 1996

    The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report.

     The following table sets forth, for the periods indicated, selected information regarding home sales made for the years ended December 31, 1997 and 1996:


                                                                  For Year Ended December 31,
                                                                  --------------------------
                                                                     1997           1996
                                                                  -----------     -----------
          Number of Home Sales Closed:
           High Desert of San Bernardino and Los Angeles Counties         100              89
           Inland San Bernardino and Riverside Counties                    57              55
                                                                  -----------     -----------
                      Total                                               157             144
                                                                  ===========     ===========
          Average Sales Price                                        $132,400        $136,000
                                                                  ===========     ===========
          Revenue from Home Sales                                 $20,788,000     $19,591,000
                                                                  ===========     ===========

     The following table sets forth, for the periods indicated, consolidated statements of operations data of the Company as a percentage of revenue from home sales:


                                                                  For Year Ended December 31,
                                                                  ---------------------------
                                                                     1997            1996
                                                                  -----------      ---------
          Revenues from home sales                                     100.0%          100.0%
          Cost of homes sold                                            95.5%           93.2%
          Loss form sale of land and lots                                0.8%            0.0%
                                                                  -----------      ----------
          Gross profit                                                   3.7%            6.8%

          Provision for write-down of real estate                       44.6%            4.0%
          Selling expenses                                               7.5%            7.5%
          Marketing expenses                                             8.9%            8.0%
          General and administrative expenses                            7.6%           10.5%
                                                                  -----------      ----------
          Opeating loss                                               (64.9)%         (23.2)%
                                                                  ===========      ==========

Revenue from Home Sales

    Revenue from home sales in 1997 was $20,788,000, an increase of $1,197,000 from $19,591,000 during 1996. The total number of home sales closed in 1997 was 157 at an average sales price of $132,400, compared to 144 home sales closed at an average sales price of $136,000 in 1996, an increase of 9.0% in number of home sales closed and a 2.6% decrease in average sales prices. Management attributes the increase in revenue during the year ended December 31, 1997 to the increase in the number of home sales closed and attributes the decreased average sales price to a change in the mix of homes offered for sale and sold.

Revenue from Land and Lot Sales

    Revenue from land and lot sales, which are not the Company's principal business focus, is generated when such sales are made to take advantage of market opportunities that might exist from time to time or to generate needed cash. Accordingly, these sales vary from year to year.

    In April 1997, the Company sold approximately 22 acres of undeveloped land it owned in its Eagle Ranch project in the high desert of San Bernardino County. The buyer was a local school district, which paid cash of $490,000 for the land.

    In June 1997, the Company sold to Overland Opportunity Fund, LLC ("Overland") approximately 13 acres of undeveloped land in Murrieta, California for a price of $110,000, which was paid in cash. Overland owned approximately 10.6% of the Company's outstanding Common Stock at March 25, 1998. This transaction was a result of arms-length negotiations between the parties, and the Company believes the sales price represented the fair market value of the property.

    In July 1997 the Company sold to an unrelated party seven improved lots within its Spirit Corona project in Riverside County for a price of $333,200, which was paid in cash. Also in July 1997, this same buyer purchased 35 improved lots located within the Company's Spirit Corona project owned by Spirit 77, a non-consolidated partnership, for a price of $1.67 million, which was paid in cash. The Company received approximately $200,000 from Spirit 77 as a result of this sale and the subsequent dissolution of the partnership. See "--Liquidity and Capital Resources."

     The Company had no land sales in 1996.

Cost of Homes Sold

    Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

    Cost of homes sold during the year ended December 31, 1997 was $19,852,000, an increase of $1,592,000, or 8.7%, from $18,260,000 during the year ended December 31, 1996. Cost of homes sold as a percentage of revenue from home sales increased to 95.5% in the year ended December 31, 1997 from 93.2% in the same period in 1996. The increase in cost of homes sold as a percentage of revenue for the year ended December 31, 1997 is primarily the result of the write-off of previously capitalized costs due to the Company's reduction of scope of one community in the high desert of San Bernardino County and one community in Riverside County. This increase is partially offset by the large amount of closings occurring in one of the Company's newer, lower cost subdivisions as well as in an existing lower cost subdivision.

    The Company believes that, since the prices of lumber, other building materials and related services are subject to fluctuation, its gross margins in future periods may be significantly affected by changes in prevailing prices.

    For a description of certain risks associated with the homebuilding industry, see "Item 1. Business--The Homebuilding Industry."

Provision for Write-Down of Real Estate Assets

    Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that impairment losses be recorded on long-lived assets that are being developed based on their fair value, when (i) indicators of impairment are present and (ii) the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets that are held for sale are to be carried at the lower of cost or fair value, less the estimated selling costs.

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

    During the year ended December 31, 1997, the Company reevaluated its plans for holding and developing several of its properties. As a result of this reevaluation, the Company reduced the number of lots it planned to develop in certain projects, and identified other properties it plans to sell in their current stage of development or deed back to lenders in satisfaction of the loans securing the properties. Additionally, the Company determined the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. In accordance with the provisions of SFAS No. 121, an impairment allowance, which writes these assets down to fair value, was established totaling $9,270,000, consisting of the following:

         Sale of the Company's Eagle Ranch project in the high desert of San
          Bernardino County and related repurchase option (as described herein)          $5,925,000

         Listing for sale of land formerly held for future development at the
          Company's Vista Verde project in the high desert of San Bernardino              2,288,000
          County

         Decision not to proceed with the Company's Winners Circle
          project in the high desert of San Bernardino County (as described herein)         806,000

         Sale to a third party of the remaining finished lots of the
          Company's Spirit Corona project in Riverside County (as described herein)         251,000
                                                                                         ----------
                                                                                         $9,270,000
                                                                                         ==========

    In 1996, the Company also determined that the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. An impairment allowance, writing these assets down to fair value was established at December 31, 1996 totaling $785,000, of which $255,000 related to properties in the high desert of San Bernardino County and $530,000 related to a property in Riverside County.

    In 1994, the Company began concluding that certain seller-financed parcels were no longer economically viable based on then current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert of San Bernardino County. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In 1996, the Company deeded property with a book value of $2,045,000 back to four of these land sellers in satisfaction of indebtedness in that amount. In March 1997, the Company deeded back property with a book value of $720,000 to the seller of the land in satisfaction of indebtedness in that amount. Continuing negotiations may result either in deferral of interest payments and/or other adjustments to the seller note, or deed back to the seller of the one remaining property with a book value of $320,000 in satisfaction of indebtedness in that amount outstanding at December 31, 1997.

    During 1995 the Company reduced the scope of one project in Riverside County. As of December 31, 1997, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property. This transaction is expected to result in a reduction of real estate inventories of $396,000 in satisfaction of indebtedness in that amount outstanding at December 31, 1997.

    In 1994, the Company commenced the process of deeding back property to nine other land sellers from whom the Company also purchased land in the high desert of San Bernardino County. Deed backs of real estate with a book value and related indebtedness of $1,558,000 and $280,000 occurred in 1996 and 1997, respectively.

    There can be no assurance that there will be no additional write-downs of land inventory or write-offs of costs in the future.

Selling and Marketing Expenses

    Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

    Selling expenses were $1,552,000 and $1,462,000 for the years ended December 31, 1997 and 1996, respectively, representing a 6.2% increase. This increase resulted primarily from payments to an independent sales and marketing company utilized by the Company from January 1997 to September 1997 to manage its sales force. Selling expenses as a percentage of revenue from home sales were 7.5% for each of the years ended December 31, 1997 and 1996.

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

    Marketing expenses were $1,859,000 and $1,577,000 for the years ended December 31, 1997 and 1996, respectively, representing a 17.9% increase. As a percentage of revenue from home sales, marketing expenses were 8.9% and 8.0% for the years ended December 31, 1997 and 1996, respectively.

  The increase in marketing costs for the year ended December 31, 1997 is primarily the result of the write-off of previously capitalized model home costs due to the reduction of scope of one community in the high desert of San Bernardino County and one community in Riverside County.

    During 1997, the Company had grand openings for two new projects and was delivering homes from eight active projects compared with three grand openings and nine active projects in 1996.

General and Administrative Expenses

    General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expense.

    General and administrative expenses were $1,578,000 and $2,066,000 for the years ended December 31, 1997 and 1996, respectively, a decrease of $488,000 or 23.6%. As a percentage of revenue from home sales, general and administrative expenses were 7.6% and 10.5% for the years ended December 31, 1997 and 1996, respectively. The decrease in general and administrative expenses is primarily the result of reductions in salary expense in 1997.

Minority Partners' Share

    Minority partners' share represents the interests of the limited partners of FERHP and Triumph. These partnerships are consolidated in the Company's financial statements. See Notes (5) and (7) to "Table II - Current and Planned Projects."

    The minority partners' share of losses was $331,000 and $214,000 for the years ended December 31, 1997, and 1996, respectively.

Provision (Benefit) for Income Taxes

    Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

    In 1997, the Company offset a deferred tax benefit of $4,380,000 against a valuation allowance of an equal amount. In 1996, the Company offset a deferred tax benefit of $3,946,000 against a valuation allowance of an equal amount. See "Item 7. Financial Statements and Supplementary Data, Note 7" herein. In order to fully realize the recorded net deferred tax asset of $18,285,000, the Company will need to generate future taxable income of approximately $45,700,000. The deferred tax asset is based on current applicable corporate income tax rates. Future changes in tax rates will be reflected in the valuation of the deferred tax asset in the period of change.

    Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109") requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS No. 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax assets must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale in December 1995 of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $16,085,000 valuation allowance to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that portions of the additional tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset. Additionally, no assurances can be given regarding the realization of the deferred tax asset or that the Company will not have to record a further valuation allowance against future tax benefits.

Backlog

    The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a portion of the homes to be built in the phase of a project before construction commences. Such sales contracts are usually subject to contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home and thus may not be completed. Homes covered by such sales contracts are considered by the Company as its backlog. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. The following table sets forth the Company's backlog at the dates indicated:



                                                                          December 31,
                                                                  --------------------------
                                                                     1997            1996
                                                                  -----------     -----------
          High Desert of San Bernardino and
               Los Angeles Counties                                        22              52
          Inland San Bernardino and Riverside
               Counties                                                    21              30
                                                                  -----------     -----------
          Total Number of Homes                                            43              82
                                                                  ===========     ===========
          Aggregate Sales Value                                    $6,078,000     $10,316,000
                                                                  ===========     ===========
          Average Sales Price                                        $141,300        $125,800
                                                                  ===========     ===========

    The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In 1997 the Company had two grand openings compared to three grand openings in 1996. The Company's backlog decreased 47.6%, to 43 homes at December 31, 1997 from 82 homes at December 31, 1996 and management believes this was due to a fewer number of grand openings, fewer active projects and slower than expected sales in certain of its projects. The aggregate sales value of the units in backlog decreased by $4,238,000 or 41.1%, due to the decrease in number of homes under sales contracts. The average sales price of homes in backlog increased by $15,500 or 12.3% due to a change in the mix of homes offered for sale.

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

    During 1997, the Company had received 118 net orders, of which 70 were in the high desert of San Bernardino and Los Angeles Counties and 48 were in inland San Bernardino and Riverside Counties. This compares to 149 net orders in 1996, of which 96 were in the high desert of San Bernardino and Los Angeles Counties and 53 were in inland San Bernardino and Riverside Counties, a decrease of 20.8%.

    The decrease in net orders received for the year ended December 31, 1997 is attributable to slower than expected sales in certain of the Company's projects, the close out of one of the Company's high desert projects in San Bernardino County and the reduction of scope of one project in the high desert of San Bernardino County and one project in Riverside County.

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

Adoption of Accounting Standards

    In the fourth quarter of 1997, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaces the previous presentation of earnings per share on the Consolidated Statements of Operations with dual presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings per Share reflects the potential dilution that could occur if stock options and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the Company. SFAS No. 128 requires restatement of all prior-period earnings per share presented. Since losses have occurred in all periods presented, the inclusion of potential shares would be anti-dilutive. As a result, Basic and Diluted Earnings per Share do not differ from earnings per share as previously and currently reported.

    Management believes there are no other new accounting pronouncements that could have a significant effect on the Company's financial statements for any period presented.

Year 2000 Issue

    Management does not anticipate material costs, problems and uncertainties associated with the Year 2000 issue.

Liquidity and Capital Resources

    The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms The Company plans for substantial future expenditures relating to the acquisition and construction of new projects, as well as the continued construction of existing, ongoing projects. Additionally, the Company continues to experience shortfalls in working capital and has payables from prior periods and closed-out projects in excess of $2,000,000, most of which have been outstanding for more than 90 days. As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors or suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens, but various claims and lawsuits are pending and unresolved.

    In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various sources of capital their investing additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

    If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations could be impaired, and the Company may not be able to conduct operations as presently anticipated. This could have a material adverse affect on the Company's business, financial condition and results of operations.

    Historically, the Company has financed its operations from a combination of limited partner capital contributions, cash generated from operations, purchase money financing of land purchases, borrowings from various banking institutions, borrowings from related parties, deferring accounts payable and sales of its capital stock. The Company is also exploring alternative methods of financing. Management believes that existing cash and capital resources, cash flow from operations as well as the financial sources upon which it has historically relied, similar to those discussed in more detail below, will be sufficient to fund the Company's cash requirements for at least the next 12 months at the Company's presently anticipated level of operations.

    The Company is in the process of making a private offering (the "Offering") of up to $5,000,000 of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes will have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note will be $10,000. The Offering will terminate on February 9, 1999, but may be extended by the Company to a date not later than July 31, 1999. It is presently anticipated that the Company conduct the Offering through its employees and will employ, on a best efforts basis, the services of a placement agent to assist it in the Offering. Net proceeds, if any, from the Offering will be used for working capital.

    The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

    In 1997, the Company established a relationship with USA, which has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $12,120,000 though December 31, 1997. Funds have been utilized to refinance projects, to purchase additional land for future homes, and to develop some of this land. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans with a commercial bank secured by this project. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. Thomas A. Hantges owns 67% of both USA and USA Real Estate. Mr. Hantges became a director of the Company in January 1998.

    USA has earned fees totaling $1,087,000 for providing these loans to the Company, of which $878,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% for certain loans secured by a first deed of trust to 20.25% for certain subordinated land loans. The outstanding balance of these loans at December 31, 1997 was $6,922,000.

    In December 1997, the Company sold an aggregate of 204,122 shares of Company Common Stock in a private transaction to IEP, an entity owned 67% by Thomas A. Hantges. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." The total consideration was $306,183, paid as follows: (i) payment to the Company of $100,000 in cash, (ii) reduction by $200,000 of a $347,500 note payable to the principals of USA by the Company for fees related to a loan arranged by USA with respect to one of the Company's projects and
(iii) $6,183 for consulting services provided by the principals of USA to the Company. The shares were issued in January 1998. Including the shares owned by IEP, Mr. Hantges beneficially owned 12.8% of the Company's Common Stock as of March 25, 1998.

    From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters." An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000.

    The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital.

    In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at December 31, 1997 was $526,000, which includes accrued interest of approximately $26,000.

    In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at December 31, 1997 was $539,000, which includes accrued interest of approximately $39,000.

    In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland. Overland owned 10.6% of the Company's Common Stock at March 25, 1998. The warrant was issued as compensation for services to be performed pursuant to a consulting agreement entered into with OCI in December 1996. The consulting agreement is for a term of two years during which OCI, on a non-exclusive basis, is to seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant was exercisable within eighteen months of the date of the agreement at a price of $5.25 per share. Beginning in November 1997, the Company offered OCI the opportunity to exercise the warrant for an exercise price of $2.00 per share. From November 1997 through February 1998, OCI assigned portions of its total interest in the warrant to third parties. The Company received $350,000 in 1997 and $50,000 in 1998 from these third parties as deposits pursuant to the exercise of the warrants for all 200,000 shares. The Company is awaiting receipt of final documentation before it effectuates the sale of the shares.

    Due to much slower than expected sales at the Company's Winners Circle high desert project, and based upon the Company's review of the market and competition in the area, the Company decided in the second quarter of 1997 not to proceed with any more development in this project beyond the 11 homes and 3 models previously constructed. ALG was the holder of the participating loan secured by the remaining 148 unbuilt lots and the 2 remaining models in this project. In August 1997, ALG filed a notice of default as a result of the Company's delinquent payments of interest on this loan. As a result, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. A non-judicial sale of the property was completed on December 11, 1997, and the Company was relieved of $680,000 of debt.

    All of the above transactions with Mr. Norris and the Company's other directors were unanimously approved by the disinterested members of the Company's board of directors.

    In October 1996, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 139 lots owned by the third party in Moreno Valley, California. All financing and bonding will be the responsibility of the third party. The Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company is to assume the home warranty costs for which it will be paid $750 per house.

    Spirit 77 was formed to develop lots in a project in Riverside County and sell those finished lots to the Company for the construction of single family homes at its Spirit Corona project. The Company was the general partner of, and had a 50% interest in, Spirit 77. Due to slower than expected sales as a result of intense competition in the vicinity of the project, the partners of Spirit 77 agreed to sell the remaining 35 finished lots owned by Spirit 77 to a third party homebuilder at a reduced price. This transaction was consummated in July 1997. The Company received approximately $200,000 from Spirit 77 as a result of this sale and the subsequent dissolution of the partnership.

    The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, which allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At December 31, 1997, the Company had land seller indebtedness outstanding of $716,000. See "--Provision for Write-Down of Real Estate Assets."

    The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial lenders and other financing sources. Lenders generally provide interim construction loans for each phase of homes within a project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. Commercial lenders and USA each provided approximately one half of the Company's project financing for the year ended December 31, 1997. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At December 31, 1997, aggregate borrowings of $14,945,000 were outstanding under these facilities and $8,391,000 was available for further qualified project finance borrowing. Interest rates on these loans range from 7.625% to 20.25%. The weighted average interest rate was approximately 12.29% during 1997 and approximately 12.18% as of December 31, 1997.

    At December 31, 1997, total indebtedness secured by real estate totaled $15,661,000. Peak month-end borrowing during 1997 was $17,297,000.

    The Company also has an unsecured $1,000,000 revolving line of credit with a commercial bank that bears interest at the prime rate plus 1.0%. The net outstanding balance under this line of credit at December 31, 1997 was $330,000. At the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 60% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes. The line of credit and expires in April 1998 and the Company is currently in negotiations with the bank for an additional extension.

    In December 1997, the Company restructured a secured line of credit with an outstanding principal balance of $2,891,000 from a commercial bank, which had become due. Pursuant to a series of agreements, the bank's note was purchased for $1,750,000 by a group of lenders ("new lender") provided by USA. The bank forgave accrued interest of $92,000 and canceled its rights under a warrant to purchase 41,667 shares of the Company's Common Stock that was issued to the bank pursuant to an agreement made in June 1996 extending and modifying the line of credit. The resulting obligation of the Company to the new lender is $2,350,000, which includes the $1,750,000 paid to the bank, fees earned by USA, an interest reserve and a payoff made by the new lender to an unrelated commercial bank of another loan to the Company. The loan is secured by undeveloped land owed by the Company in Victorville and Palmdale, California and by an assignment of the Company's rights under the Eagle Ranch repurchase option agreement previously described. Since the land in Palmdale was owned by Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), in which the Company was the managing general partner and had a 51.3% interest, the new lender required the dissolution of Palmdale Vistas pursuant to an Agreement signed by the partners of Palmdale Vistas. The limited partners of Palmdale Vistas, which include a former director of the Company (see "Item 7. Financial Statements and Supplementary Data, Note 10" herein), received title to a 17 acre undeveloped commercial site owned by Palmdale Vistas. The Company, as general partner of Palmdale Vistas, received title to the balance of the partnership assets consisting of three completed model homes, 11 completed homes for sale, and approximately 180 unimproved residential lots. Additionally, the Company has agreed to repay the bank the $1,141,000 principal amount not paid by the new lender when it purchased the bank's note. This payment is unsecured, non-interest bearing and payable from 15% of profits earned annually by the Company commencing with the fiscal year ending December 31, 1999. Certain non-operational changes in the Company's net worth in excess of $3,500,000 and certain changes in control of the Company will also require additional payments to the bank.

    In February 1997, the Company obtained new financing from both USA and another third party lender, providing a total of $2,336,000. Pursuant to an Agreement with a commercial bank, this amount was accepted as payment in full on matured loans with balances totaling $2,822,000, secured by one of the Company's projects in Riverside County. Additionally, in June 1997, pursuant to a separate Agreement with this same commercial bank, $2,647,000 was accepted as payment in full on matured loans with balances totaling $3,494,000 secured by the Company's Eagle Ranch project in the high desert of San Bernardino County. The Company repaid the bank from the following sources: (i) the sale in June 1997, previously described, of the majority of the Eagle Ranch project for $2,400,000 to a group of investors provided by USA Real Estate, (ii) a new loan from a third party lender in the amount of $580,000 and (iii) other Company funds.

    The availability of borrowed funds for homebuilders, especially for land acquisition and construction financing is variable, and at times has been severely restricted and in some cases eliminated entirely. Currently such financings are generally available, but some lenders have been requiring borrowers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                         INDEX TO FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

Report of Independent Accountants.....................................    F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996..........    F-3

Consolidated Statements of Operations for the years ended
  December 31, 1997 and 1996..........................................    F-4

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997 and 1996..........................................    F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997 and 1996..........................................    F-6

Notes to Financial Statements.........................................    F-8

                       Report of Independent Accountants



To the Board of Directors and Shareholders of Inco Homes Corporation


  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Inco Homes Corporation at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
PRICE WATERHOUSE LLP

Costa Mesa, California
March 27, 1998

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                          ----------------------
(Dollars in thousands, except share data)                    1997         1996
                                                             ----         ----

ASSETS

Cash                                                      $    736      $    586
Real estate inventories - Note 3                            27,329        36,752
Deferred tax asset - Note 7                                  2,200         2,200
Investment in non-consolidated partnership - Note 2              -           428
Other assets                                                   669           666
                                                          --------      --------
     Total assets                                         $ 30,934      $ 40,632
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                  $  5,580      $  7,133
Notes payable - Note 4                                      19,202        15,360
Lines of credit - Note 5                                       330         4,303
Notes to stockholders - Note 6                               1,187           676
                                                          --------      --------
     Total liabilities                                      26,299        27,472
                                                          --------      --------

Minority partners' investment in consolidated
 partnerships - Note 2                                         545           876

Commitments and contingencies - Note 9

Stockholder's Equity
  Preferred stock - $.01 par value; 1,000,000 shares
   authorized, 2,340 shares issued and outstanding for
   1997 - Note 6                                             2,340             -
  Common stock - $.01 par value; 20,000,000 shares
   authorized, 1,637,096 and 1,437,096 shares issued
   and outstanding for 1997 and 1996, respectively -
   Note 1                                                       16            14
  Additional paid in capital                                42,876        41,763
  Deficit                                                  (41,142)      (29,493)
                                                          --------      --------
     Total stockholders' equity                              4,090        12,284
                                                          --------      --------
     Total liabilities and stockholders' equity           $ 30,934      $ 40,632
                                                          ========      ========

See accompanying notes to financial statements.

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

                                                              For the Year
                                                           Ended December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
Revenue from home sales...............................   $  20,788    $  19,591
Revenue from land and lot sales.......................         933          --
                                                         ---------    ---------
                                                            21,721       19,591
                                                         ---------    ---------
Cost of homes sold....................................      19,852       18,260
Cost of land and lots sold............................       1,094          --
                                                         ---------    ---------
                                                            20,946       18,260
                                                         ---------    ---------
  Gross profit........................................         775        1,331
                                                         ---------    ---------
Provision for write-down of real estate - Note 3......       9,270          785
Selling and marketing expenses........................       3,411        3,039
General and administrative expenses...................       1,578        2,066
                                                         ---------    ---------
                                                            14,259        5,890
                                                         ---------    ---------
  Operating loss......................................     (13,484)      (4,559)

Other income..........................................          79           77
                                                         ---------    ---------
  Loss before minority partners' share and provision
   (benefit) for income taxes.........................     (13,405)      (4,482)

Minority partners' share..............................        (331)        (214)
                                                         ---------    ---------
  Loss before provision (benefit) for income taxes....     (13,074)      (4,268)

Provision (benefit) for income taxes - Note 7.........         --           --
                                                         ---------    ---------
  Loss before extraordinary items.....................     (13,074)      (4,268)

Extraordinary items - Note 8..........................       1,425          --
                                                         ---------    ---------
  Net loss............................................   $ (11,649)   $ (4,268)
                                                         =========    =========
Basic and Diluted net loss per common share - Note 2
  Loss before extraordinary items.....................   $   (8.03)   $   (3.01)
  Extraordinary items.................................        0.88          --
                                                         ---------    ---------
  Net loss per common share...........................   $   (7.15)   $   (3.01)
                                                         =========    =========
Weighted average number of common shares outstanding
 - Note 2.............................................   1,628,694    1,417,794
                                                         =========    =========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)

                                                                                            Additional
                                          Preferred Stock- Note 6   Common Stock - Note 1     Paid-In
                                            Shares      Amount        Shares     Amount       Capital    Deficit     Total
                                          ---------   -----------   ----------  ---------   ----------   --------   --------
Balance - December 31, 1995                   --         --          1,346,218       13        40,744     (25,225)    15,532

Common stock issued - Note 12                 --         --             90,878        1           527         --         528

Value of warrants issued to bank pursuant
 to extension of line of credit - Note 4      --         --                --       --            111         --         111

Value of warrants issued pursuant to
 consulting agreement - Note 12               --         --                --       --            131         --         131

Cash received from common stock
 subscription                                 --         --                --       --            250         --         250

Net loss - 1996                               --         --                --       --            --       (4,268)    (4,268)
                                            -----     ------         ---------     ----       -------    --------   --------
Balance - December 31, 1996                   --      $  --          1,437,096     $ 14       $41,763    $(29,493)  $ 12,284

Preferred stock issued - Note 6             2,340      2,340               --       --            --          --       2,340

Common stock issued                           --         --            200,000        2           463         --         465

Cash received and debt relieved from
 common stock subscriptions - Note 12         --         --                --       --            300         --         300

Cash received pursuant to pending
 exercise of warrants - Note 12               --         --                --       --            350         --         350

Net loss - 1997                               --         --                --       --            --      (11,649)   (11,649)
                                            -----     ------         ---------     ----       -------    --------   --------
Balance - December 31, 1997                 2,340     $2,340         1,637,096     $ 16       $42,876    $(41,142)  $  4,090
                                            =====     ======         =========     ====       =======    ========   ========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the Years
                                                            Ended December 31,
                                                         -----------------------
(Dollars in thousands)                                      1997         1996
                                                         ----------   ----------

Cash flows from operating activities:
  Net loss..............................................  $(11,649)    $ (4,268)
  Adjustment to reconcile net loss to net cash provided
     by (used in) operating activities:
     Extraordinary items................................    (1,425)         --
     Provision for write-down of real estate............     9,270          785
     Minority partners' share...........................      (331)        (214)
     Proceeds from sale of divisions....................       --         1,713
     Decrease (increase) in real estate inventories.....     1,196         (711)
     (Increase) decrease in other assets................       (68)         371
     Decrease in accounts payable and accrued
       liabilities......................................      (657)      (1,019)
                                                          --------     --------

            Net cash used in operating activities.......    (3,664)      (3,343)
                                                          --------     --------

Cash flow from financing activities:
  Proceeds from notes payable secured by real estate....    28,278       19,008
  Repayments on notes payable secured by real estate....   (25,431)     (16,716)
  Proceeds from lines of credit.........................     1,481          --
  Repayments on lines of credit.........................    (4,313)        (444)
  Proceeds from notes to stockholders...................     2,992          768
  Repayments on notes to stockholders...................      (368)         (92)
  Distributions from non-consolidated partnership.......       260          --
  Contribution to non-consolidated partnership..........       --          (355)
  Contributions from minority partners..................       --         1,090
  Proceeds from sale of common stock....................       500          --
  Costs of stock issuance and reverse stock split.......       (35)
  Proceeds from common stock subscriptions..............       450          250
                                                          --------     --------

            Net cash provided by financing activities...     3,814        3,509
                                                          --------     --------

Net increase in cash and cash equivalents...............       150          166

Cash and cash equivalents at beginning of year..........       586          420
                                                          --------     --------

Cash and cash equivalents at end of year................  $    736     $    586
                                                          ========     ========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental schedule of non-cash activities

     [1] During 1997, the Company was relieved of debt in the amount of $1,425,000 pursuant to various agreements - see Note 8.

     [2] During 1997, the Company deeded back properties with a book cost basis of $1,000,000 to land sellers in satisfaction of indebtedness in that amount - see Note 3.

     [3] During 1997, the Company was relieved of debt in the amount of $680,000 as a result of a non-judicial foreclosure - see Note 10.

     [4] During 1997, the Company sold 204,122 shares of Common Stock in which a portion of the consideration consisted of a $200,000 reduction of a note payable - see Note 12.

     [5] During 1997, the Company converted $2,340,000 of debt to 2,340 shares of Series A Cumulative Preferred Stock - see Note 6.

     [6] During 1996, the Company deeded back property with a book cost basis of $3,603,000 to land sellers in satisfaction of indebtedness in that amount - see Note 3.

     [7] During 1996, the Company issued 90,878 shares of Common Stock to creditors in exchange for relieving the Company of $539,000 of accounts payable - Note 12.

     [8] During 1996, the Company issued a warrant to purchase 41,667 shares of Common Stock to a lender in connection with the extension of a line of credit - see Note 4. The value of this warrant was estimated at $111,000.

     [9] During 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock to a third party as compensation for services to be performed pursuant to a consulting agreement - see Note 12. The value of this warrant was estimated at $131,000.


See accompanying notes to financial statements

INCO HOMES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1997 and 1996


NOTE 1.  BACKGROUND AND ORGANIZATION

     Inco Homes Corporation, a Delaware corporation, ("Inco" or the "Company") is a developer and builder of affordably priced single-family detached homes. The Company's sole market is in Southern California and it is substantially dependent on local economic factors.

     On January 16, 1997, a stockholder approved amendment to the Company's Restated Certificate of Incorporation effecting a one-for-six reverse stock split ("the reverse stock split") became effective. All share information presented below is restated to reflect this reverse stock split.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company, all wholly-owned subsidiaries, and the Company's general partnership interests in Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). All significant intercompany transactions have been eliminated. Palmdale Vistas was dissolved in December 1997.

     The minority partners' investment in consolidated partnerships represents the limited partners' net equity in the real estate projects. Pursuant to the terms of the partnership agreements, losses are generally allocated 99% to the limited partners, and their net equity will be repaid to the extent the partnerships generate sufficient funds.

     The investment in non-consolidated partnership represents the Company's investment in Spirit Corona 77, L.P. ("Spirit 77") and its share of profits and losses allocated to the Company in accordance with the provisions of the Partnership Agreement, based upon the equity method of accounting. Spirit 77 was dissolved in July 1997.

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

     Basis of Presentation. The Company has incurred net operating losses which have significantly impacted its working capital levels and its ability to pay its obligations. Management's current business plan reflects that, in addition to future profits, sales of real estate inventories provide a return of equity in the form of cash flow to the Company to help meet operating requirements. During 1998, the Company will also need to extend the maturity dates of certain notes payable and to raise capital for acquisitions of additional land for future projects and working capital needs. Management's plans and anticipated results are dependent on future events and economic market conditions which are inherently uncertain. No assurances can be given that anticipated cash flows from operations and the Company's ability to borrow from various sources will be sufficient to fund all of its planned expenditures. In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various sources of capital their investing additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

     If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations could be impaired, and the Company may not be able to conduct operations as presently anticipated. This could have a material adverse affect on the Company's business, financial condition and results of operations.

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

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires that impairment losses be recorded on long-lived assets that are being developed based on their fair value, when (i) indicators of impairment are present and (ii) the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Assets that are held for sale are to be carried at the lower of cost or fair value, less the estimated selling costs.

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

     Earnings Per Share. In the fourth quarter of 1997, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaces the previous presentation of earnings per share on the Consolidated Statements of Operations with dual presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings per Share reflects the potential dilution that could occur if stock options and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the Company. SFAS No. 128 requires restatement of all prior-period earnings per share presented. Since losses have occurred in all periods presented, the inclusion of potential shares would be anti-dilutive. As a result, Basic and Diluted Earnings per Share do not differ from earnings per share as previously and currently reported.

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

NOTE 3.  REAL ESTATE INVENTORIES

     Real estate inventories consist of the following:

                                                                      December 31,
                                                           ---------------------------------
                                                                 1997              1996
                                                           ---------------    --------------


     Land                                                     $ 16,929,000      $ 24,299,000
     Land development and construction in progress              18,366,000        25,520,000
     Completed inventory not subject to pending sales
         contracts (unsold)                                      2,552,000         2,030,000
     Allowances for write-down of real estate                  (10,518,000)      (15,097,000)
                                                              ------------      ------------
     Total                                                    $ 27,329,000      $ 36,752,000
                                                              ============      ============

     As of December 31, 1997 and 1996, the Company owned title to approximately 1,600 and 3,300 lots, respectively. As of December 31, 1997 and 1996, approximately 200 and 700 lots, respectively, were in the process of being deeded back to land sellers (see below).

     During the year ended December 31, 1997, the Company reevaluated its plans for holding and developing several of its properties. As a result of this reevaluation, the Company reduced the number of lots it planned to develop in certain projects, and identified other properties it plans to sell in their current stage of development or deed back to lenders in satisfaction of the loans securing the properties. Additionally, the Company determined the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. In accordance with the provisions of SFAS No. 121, an impairment allowance, which writes these assets down to fair value, was established totaling $9,270,000, of which $9,019,000 relates to properties in the high desert of San Bernardino County and $251,000 relates to a property in Riverside County.

     In 1996, the Company also determined that the undiscounted cash flows estimated to be generated by various real estate holdings were less than the assets' carrying amounts. An impairment allowance, writing these assets down to fair value was established at December 31, 1996 totaling $785,000, of which $255,000 related to properties in the high desert of San Bernardino County and $530,000 related to a property in Riverside County.

     In 1994, the Company began concluding that certain seller-financed parcels were no longer economically viable based on then current financing terms. Accordingly, several measures were initiated, including requests that certain sellers substantially restructure the terms of their debt (including extending the maturity date, reducing or eliminating payment and accrual of interest and deferring principal payments). The Company also identified certain properties that should be deeded back to the sellers in full satisfaction of the remaining debt outstanding. In 1995 the Company commenced negotiations with six land sellers from whom the Company purchased land in the high desert of San Bernardino County. The Company owned these properties subject to seller loans that had current or approaching maturity dates. In 1996, the Company deeded property with a book value of $2,045,000 back to four of these land sellers in satisfaction of indebtedness in that amount. In March 1997, the Company deeded back property with a book value of $720,000 to the seller of the land in satisfaction of indebtedness in that amount. Continuing negotiations may result either in deferral of interest payments and/or other adjustments to the seller note, or deed back to the seller of the one remaining property with a book value of $320,000 in satisfaction of indebtedness in that amount outstanding at December 31, 1997.

     During 1995 the Company reduced the scope of one project in Riverside County. As of December 31, 1997, the Company was still in the process of deeding back land to the seller from whom the Company purchased the property. This transaction is expected to result in a reduction of real estate inventories of $396,000 in satisfaction of indebtedness in that amount outstanding at December 31, 1997.

  In 1994, the Company commenced the process of deeding back property to nine other land sellers from whom the Company also purchased land in the high desert of San Bernardino County. Deed backs of real estate with a book value and related indebtedness of $1,558,000 and $280,000 occurred in 1996 and 1997, respectively.

The Company incurred interest that was capitalized. The following table shows the components of interest:


                                               For the Years Ended December 31,
                                               --------------------------------
                                                      1997           1996
                                                  -----------    ------------

Interest incurred and capitalized                  $3,686,000     $1,635,000
                                                  ===========    ===========

Amortization of capitalized interest included
  in cost of homes sold, cost of land and lots
  sold, and provision for write-down of real
  estate                                           $2,827,000     $1,153,000
                                                   ==========     ==========
Unamortized capitalized interest included in
     real estate inventories at year end           $3,572,000     $2,713,000
                                                   ==========     ==========

NOTE 4.  NOTES PAYABLE

     Notes payable consist of the following:

                                                                                       December 31,
                                                                       ---------------------------------------------
                                                                                1997                     1996
                                                                       --------------------     --------------------

Various land acquisition loans secured by real estate bearing interest at fixed rates ranging from 7.0% to 10.0% per annum.  Principal payments are required on fixed schedules or as land is taken down.
 The loan balance at December 31, 1997 can be reduced to zero as
 properties are deeded back to land sellers (see Note 3).                       $   716,000              $ 1,796,000




Various infrastructure, development, construction and other land loans secured by real estate with an aggregate maximum amount of
 $23,336,000 of which $8,391,000 is available as of December 31, 1997 to finance construction.  Interest rates on these loans range from
 7.625% to 20.25% and are due primarily in 1998 and 1999.  Principal payments on construction loans are generally required as homes are closed.  The prime rate as of December 31, 1997 was 8.50%.
                                                                                 14,945,000               13,564,000
                                                                       --------------------     --------------------

Total notes payable secured by real estate                                       15,661,000               15,360,000
Repurchase option for property sold in June 1997 (see Note 10)                    2,400,000                       --
Unsecured loan payable to commercial bank                                         1,141,000                       --
                                                                       ====================     ====================

                                                                                $19,202,000              $15,360,000
                                                                       ====================     ====================

  Included in infrastructure, development, construction and other land loans at December 31, 1997 is a secured note payable to Hunters Ridge Investment Partners ("HRIP") with a balance of $474,000 and $6,922,000 of secured notes payable provided by USA Commercial Mortgage Company, Inc. ("USA") (see Note 10).

  The weighted average short term borrowing rate for infrastructure, development, construction and other land loans was 12.29% and 10.13% for the years ended December 31, 1997 and 1996, respectively.

  The minimum future principal payments due on the notes payable secured by real estate at December 31, 1997 are as follows:

               1998                                  $ 7,276,000
               1999                                    7,388,000
               2000                                           --
               2001                                      320,000
               Thereafter                                677,000
                                                     -----------
                                                     $15,661,000
                                                     ===========

  In December 1997, the Company restructured a secured line of credit with an outstanding principal balance of $2,891,000 from a commercial bank, which had become due. Pursuant to a series of agreements, the bank's note was purchased for $1,750,000 by a group of lenders ("new lender") provided by USA. The bank forgave accrued interest of $92,000 and canceled its rights under a warrant to purchase 41,667 shares of the Company's Common Stock that was issued to the bank pursuant to an agreement made in June 1996 extending and modifying the line of credit. The resulting obligation of the Company to the new lender is $2,350,000, which includes the $1,750,000 paid to the bank, fees earned by USA, an interest reserve and a payoff made by the new lender to an unrelated commercial bank of another loan to the Company. The loan is secured by undeveloped land owed by the Company in Victorville and Palmdale, California and by an assignment of the Company's rights under a repurchase option agreement (see Note 10). Additionally, the Company has agreed to repay the bank the $1,141,000 principal amount not paid by the new lender when it purchased the bank's note. This payment is unsecured, non-interest bearing and payable from 15% of profits earned annually by the Company commencing with the fiscal year ending December 31, 1999. Certain non-operational changes in the Company's net worth in excess of $3,500,000 and certain changes in control of the Company will also require additional payments to the bank.

NOTE 5.  LINE OF CREDIT

  The Company also has an unsecured $1,000,000 revolving line of credit with a commercial bank that bears interest at the prime rate plus 1.0%. The net outstanding balance under this line of credit at December 31, 1997 was $330,000. At the time a homebuyer enters into a sales contract with the Company, meets certain loan prequalification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 60% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes. The line of credit expires in April 1998 and the Company is currently in negotiations with the bank for an additional extension.

NOTE 6.  NOTES TO STOCKHOLDERS

  From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000.

  The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital.

  In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at December 31, 1997 was $526,000, which includes accrued interest of approximately $26,000.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at December 31, 1997 was $539,000, which includes accrued interest of approximately $39,000.


NOTE 7.  INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns.

     The accompanying financial statements reflect provision (benefit) for federal and state income taxes as follows:

                                           For the Years Ended December 31,
                                           -------------------------------
                                                 1997              1996

  Current provision (benefit)               $         --      $         --
  Deferred provision (benefit)                (4,380,000)       (3,946,000)
  Valuation allowance                          4,380,000         3,946,000
                                            ------------      ------------

        Total                               $          0      $          0
                                            ============      ============

  Statement of Financial Accounting Standards No. 109 ("SFAS No. 109") "Accounting for Income Taxes", requires, among other things, the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. SFAS No. 109 further requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of the deferred tax asset must be evaluated along with the accumulated differences caused by other tax and book basis differences. Uncertainties exist due to the reduced level of closings, revenues and earnings resulting from the sale of the Company's Phoenix and Las Vegas divisions, the need to raise capital for new land acquisitions and current business operations. Accordingly, the Company has provided a cumulative $16,085,000 valuation allowance at December 31, 1997 to reserve against the deferred tax asset as a result of these uncertainties. At such time as it becomes more likely than not that additional portions of the tax asset will be realized in the future, the valuation allowance can be adjusted. The Company believes that during the time period in which the deferred tax asset can be utilized it will generate sufficient income to realize the net deferred tax asset. It is difficult to assess the ultimate timing of the realization of the deferred tax asset.

     The tax effects of temporary differences and net operating loss carryforwards that give rise to the deferred tax asset and deferred tax liability consist of the following at:

                                                    December 31,
                                         -----------------------------------
                                             1997                   1996
                                         ------------           ------------
Deferred tax asset:
  Net operating loss carryforwards       $ 13,573,000           $  6,882,000
  Write-downs of real estate                4,207,000              6,060,000
  Accrued expenses                            505,000                963,000
                                         ------------           ------------
  Total deferred tax asset                 18,285,000             13,905,000
Valuation allowance                       (16,085,000)           (11,705,000)
                                         ------------           ------------

Net deferred tax asset                   $  2,200,000           $  2,200,000
                                         ============           ============

       At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of $33,931,000 that are available to offset future federal taxable income. Of these federal net operating losses, $3,695,000, $5,046,000, $7,830,000, and $17,360,000 expire in the years 2009,
2010, 2011 and 2012, respectively.

       A reconciliation of the computed statutory income tax benefit at the Federal statutory rate to the effective income tax benefit follows:

                                           For the Years Ended December 31,
                                        --------------------------------------
                                             1997                    1996
                                        --------------          --------------
Percent of pre-tax loss at current
     federal statutory income tax rate           (34.0%)                 (34.0%)
                                        --------------          --------------
State and local income taxes net of
     federal benefit                              (4.7)                   (4.7)
Increase in valuation allowance                   38.7                    38.7
                                        --------------          --------------
Net increase (reduction)                          34.0                    34.0
                                        --------------          --------------

Effective tax rate                                 0.0%                    0.0%
                                        ==============          ==============

NOTE 8.  EXTRAORDINARY ITEMS

     In February 1997, the Company obtained new financing from both USA and another third party lender, providing a total of $2,336,000. Pursuant to an Agreement with a commercial bank, this amount was accepted as payment in full on matured loans with balances totaling $2,822,000, secured by one of the Company's projects in Riverside County. This resulted in an extraordinary gain of approximately $486,000.

     Additionally, in June 1997, pursuant to a separate Agreement with this same commercial bank, $2,647,000 was accepted as payment in full on matured loans with balances totaling $3,494,000 secured by the Company's Eagle Ranch project in the high desert of San Bernardino County. The Company repaid the bank from the following sources: (i) the sale in June 1997 of the majority of the Eagle Ranch project for $2,400,000 to a group of investors provided by USA Real Estate (see Note 10), (ii) a new loan from a third party lender in the amount of $580,000 and (iii) other Company funds. This resulted in an extraordinary gain of approximately $847,000.

     In December 1997, the Company restructured a line of credit with another commercial bank. Pursuant to the Agreement with this bank, accrued and unpaid interest was forgiven, resulting in an extraordinary gain of approximately $92,000 (see Note 4).

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     Except as described below, the Company is involved only in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company. In addition, from time to time, the Company could be involved in litigation in connection with claims of development or construction defects, which matters, if decided adversely to the Company, could have a material adverse effect on the financial condition of the Company.

     As a result of the limited amount of available working capital, relationships with certain subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens, but various claims and lawsuits are pending and unresolved. Management does not believe that any of these claims, in the aggregate, will have a material adverse financial effect on the Company's business.

     In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Company, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents are being prepared, which include all necessary releases and dismissals of all complaints. Management believes that any obligations the Company may have relating to the self-insured retentions included in its insurance policies will not be material.

     Commitments and contingencies also include the usual obligations incurred by real estate developers in the ordinary course of business, including the securing of financing, performance bonds, entitlement and water rights. Outstanding performance bonds at December 31, 1997 and 1996 were $11,230,000 and $8,927,000, respectively.

     The Company is responsible for a one-year warranty period upon the sale of single-family homes. An estimated reserve for warranty costs is included in accounts payable and accrued liabilities.

     The Company is committed under various operating leases for office space and equipment. Rental expense relating to operating leases of $148,000 and $274,000 for the years ended December 31, 1997 and 1996, respectively, is included in general and administrative expenses. The minimum future payments due on the lease contracts payable at December 31, 1998 are $262,000 for 1998, $142,000 for 1999, $137,000 for 2000, $123,000 for 2001 and $109,000 for 2002.

NOTE 10. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1997 and 1996, the Company incurred $45,000 and $47,000, respectively, in model home design fees and $108,400 and $153,000, respectively, as reimbursement for the cost of the model home furnishings to Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

     For the years ended December 31, 1997 and 1996, the Company incurred $102,000 and $107,000, respectively, for the use of office space, to Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira C. Norris, its sole general partners. Inco Plaza, Ltd. sold the office building it owns in which the Company leases office space to a third party buyer in December 1997. The Company's lease was assumed by this third party buyer. The Company owed Inco Plaza, Ltd. $91,000 at December 31, 1997.

     In May 1996, the Company assigned an unsecured non-interest bearing receivable in the amount of $293,000 from Victor Valley Commercial Properties to Ira C. Norris in exchange for a cash payment of $293,000.

Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner.

     Thomas E. Gibbs, Jr., a former director of the Company, held a 1.3% limited partner's interest in Palmdale Vistas prior to the dissolution of the partnership in December 1997. Mr. Gibbs also holds a 23% general partner's interest and a 1.4% limited partner's interest in Palmdale Vistas Housing Investments, which held a 47.4% limited partner's interest in Palmdale Vistas. Mr. Gibbs also holds a 56.3% general partner's interest in HRIP. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph. Mr. Gibbs also holds a 25% interest in ALG. ALG provided a $600,000 secured participation loan to the Company in June 1996 to develop 151 single family homes in the high desert. The Company did not proceed with the development of this project. In connection with ALG's filing a notice of default on its loan, Mr. Gibbs resigned as a member of the Company's Board of Directors, effective August 1, 1997. ALG completed a non-judicial foreclosure of the property secured by its note in December 1997.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $12,120,000 through December 31, 1997. USA has earned fees for these loans totaling $1,087,000, of which $878,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans range from 12.25% to 20.25%. The outstanding balance of these loans at December 31, 1997 was $6,922,000. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned.

     One of the owners of Overland Opportunity Fund, LLC ("Overland"), which owned 10.6% of the Company's outstanding Common Stock at March 25, 1998 holds a 5.6% limited partnership interest in FERHP and is an owner of two entities with which the Company has signed Development and Marketing Agreements.

NOTE 11. EMPLOYEES' PROFIT SHARING PLAN

     The Company has an employee profit-sharing plan covering substantially all employees. Contributions are made annually on a discretionary basis. No contributions have been made for the years ended December 31, 1997 and 1996.

NOTE 12.  STOCKHOLDERS' EQUITY

Common Stock Issued

     In December 1997, the Company sold 204,122 shares of Company Common Stock in a private transaction to Institutional Equity Partners, LLC ("IEP"), an entity owned 67% by Thomas A. Hantges. The total consideration was $306,183, paid as follows: (i) payment to the Company of $100,000 in cash, (ii) reduction by $200,000 of a $347,500 note payable to the principals of USA by the Company for fees related to a loan arranged by USA with respect to one of the Company's projects and (iii) $6,183 for consulting services provided by the principals of USA for the Company. The shares were issued in January 1998.

     In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. ("OCI"). OCI is affiliated with Overland. The warrant was issued as compensation for services to be performed pursuant to a consulting agreement entered into with OCI in December

1996. The consulting agreement is for a term of two years during which OCI, on a non-exclusive basis, is to seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant was exercisable within eighteen months of the date of the agreement at a price of $5.25 per share. Beginning in November 1997, the Company offered OCI the opportunity to exercise the warrant for an exercise price of $2.00 per share. From November 1997 through February 1998, OCI assigned portions of its total interest in the warrant to third parties. The Company received $350,000 in 1997 and $50,000 in 1998 from these third parties as deposits pursuant to the exercise of the warrants for all 200,000 shares. The Company is awaiting receipt of final documentation before it effectuates the sale of the shares.

     In the first quarter of 1996 the Company entered into common stock purchase agreements for 90,878 shares of Common Stock with certain subcontractors, suppliers and other creditors, including a director and former directors of the Company. These shares were issued in exchange for relieving the Company of debt owed to the respective creditors in the aggregate amount of $539,000. In March 1996, the Company filed a Registration Statement on Form S-3 in accordance with the terms of the common stock purchase agreement that granted registration rights to these stockholders. The Registration Statement was declared effective by the Securities and Exchange Commission in April 1996. None of the proceeds from the sale of the shares by the selling stockholders under that Registration Statement will be received by the Company. The Company agreed to bear all expenses (other than underwriting discounts and commissions) in connection with the registration.

Stock Options

     In November 1992, the Company's Board of Directors adopted the Stock Option/Stock Issuance Plan (the "Plan"). Under the plan, 100,000 shares of Common Stock were authorized for issuance. The discretionary option grant program provides for the grant of options to purchase shares of the Company's Common Stock to key employees (including officers and directors) and consultants of the Company. The options issued to employees are subject to certain vesting requirements. The options issued to directors may be exercised in full six months after the grant date.

     The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards given in 1997 and 1996 under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 1997 and 1996 would not change materially from what is presented.

     During 1997, 3,752 options were granted at prices ranging from $1.563 to $2.622 per share. As of December 31, 1997, 41,023 options were outstanding at prices ranging from $1.563 to $56.25 per share, none of which had been exercised.

     As of January 2, 1998, the Compensation Committee of the Board of Directors offered all employees of the Company and one director who was a former employee of the Company the right to exchange 32,269 outstanding options at prices ranging from $3.75 to $6.75 per share with replacement options. The replacement options were set at $2.00, the current fair market value at the time, and the required holding period was reset. All employees and the director elected to exchange their existing options for replacement options. Also on January 2, 1998, 41,058 new options were granted to employees at a price of $2.00 per share.

NOTE 13.  SUBSEQUENT EVENTS

     The Company is in the process of making a private offering (the "Offering") of up to $5,000,000 of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes will have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note will be $10,000. The Offering will terminate on February 9, 1999, but may be extended by the Company to a date not later than July 31, 1999. It is presently anticipated that the Company conduct the Offering through its employees and will employ, on a best efforts basis, the services of a placement agent to assist it in the Offering. Net proceeds, if any, from the Offering will be used for working capital.

     The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                 PART III

        The Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which, when filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, will be incorporated by reference in this Annual Report on Form 10-KSB and provides the information required under Part III (Items 9, 10, 11, and 12), except for the information with respect to the registrant's executive officers who are not directors, which is included in "Item 1. Business--Executive Officers of the Registrant."

ITEM 13.  EXHIBITS LIST, AND REPORTS ON FORM 8-K.


(a)  Exhibits.


Exhibit
Number                            Document Description
------                            --------------------

  3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form 8-K dated January 15, 1997.)

  3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December 31, 1995.)

  4.1     Specimen of Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.1 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 *4.2     Preferred Stock Certificate issued to Norris Living Trust.

 *4.3 Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock of Inco Homes Corporation.

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

Exhibit
Number                         Document Description
------                         --------------------

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

 10.41 Limited Partnership Agreement of Freedom--Eagle Ranch Housing Partners by and between Julia Construction Inc., a California corporation, Fred
          E. Liao and Bob C. Chang, and Inco Homes Corporation, a Delaware corporation, dated May 1, 1996. (Incorporated by reference to Exhibit
          10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996.)

 10.42 Secured Participation Note by and between ALG-1996-1, a California Limited Partnership and Inco Homes Corporation, a Delaware corporation, dated June 26, 1996. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996.)

 10.43 Limited Partnership Agreement of Triumph--Lancaster Housing Partners by and between the Gibbs Family Trust and Inco Homes Corporation, dated August 5, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996.)

 10.44 Common Stock Purchase Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 23, 1996. (Incorporated by reference to
          Exhibit 10.44 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.45 Option Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 26, 1996. (Incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.46 Consulting Agreement by and between Inco Homes Corporation and Overland Company, Inc., a California Corporation, dated December 26, 1996. (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.47 Warrant to Purchase 1,200,000 Shares of Inco Homes Corporation Common Stock issued to Overland Company, Inc., dated December 26, 1996. (Incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

Exhibit
Number                         Document Description
------                         --------------------

 10.48 Development and Marketing Agreement by and between Victorville 163 Partners, L.P., a California Limited Partnership and Inco Homes Corporation, dated November 15, 1996. (Incorporated by reference to
          Exhibit 10.48 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.49 Secured Participation Note by and between Hunter's Ridge Investment Partners, a California Partnership and Inco Homes Corporation, dated October 1996. (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.50 Registration Rights Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 23, 1996. (Incorporated by reference to
          Exhibit 10.50 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

 10.51 Business Loan Agreement by and between Desert Community Bank and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.52 Promissory Note by and between Desert Community Bank and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to
          Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.53 Loan Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.54 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated February 11, 1997. (Incorporated by reference to
          Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.55 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.56 Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.57 Promissory Note by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, dated February 10, 1997. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated March 31, 1997.)

 10.58 Purchase Agreement and Escrow Instructions by and between the Adelanto School District, a California public school district, and Inco Homes Corporation, dated February 24, 1997. (Incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.59 Loan Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated April 15, 1997. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.60 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated April 15, 1997. (Incorporated by reference to
          Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

Exhibit
Number                         Document Description
------                         --------------------

 10.61 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated April 15, 1997. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.62 Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, dated April 15, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.63 Promissory Note by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, dated April 15, 1997. (Incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.64 Letter Agreement by and between Overland Opportunity Fund, LLC, a California Limited Liability Company and Inco Homes Corporation, dated May 27, 1997. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.65 Agreement for Purchase of Real Property by and between Palomino Partners Limited Partnership, a Nevada Limited Partnership, et al., and Inco Homes Corporation, dated June 12, 1997. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.66 Residential Property Option Agreement by and between Palomino Partners Limited Partnership, a Nevada Limited Partnership, et al., and Inco Homes Corporation, dated June 12, 1997. (Incorporated by reference to
          Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.67 Estoppel Certificate by and between Overland Opportunity Fund, LLC, a California Limited Liability Company and Inco Homes Corporation, dated June 11, 1997. (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.68 Placement Agreement by and between USA Commercial Real Estate Group, a Nevada Corporation and Inco Homes Corporation, dated June 12, 1997. (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q dated June 30, 1997.)

 10.69 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated September 12, 1997. (Incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.70 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated September 12, 1997. (Riverside County). (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.71 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation, et al., and Inco Homes Corporation, dated September 12, 1997. (San Bernardino County). (Incorporated by reference to Exhibit
          10.3 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.72 Loan Agreement by and between Dean Peterson, Trustee, and Inco Homes Corporation, dated September 22, 1997. (Incorporated by reference to
          Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

Exhibit
Number                         Document Description
------                         --------------------

 10.73 Promissory Note Secured by Deed of Trust by and between Dean Peterson, Trustee, and Inco Homes Corporation, dated September 22, 1997. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.74 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Dean Peterson, Trustee, and Inco Homes Corporation, dated September 22, 1997. (Incorporated by reference to
          Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.75 Placement Agreement by and between USA Commercial Mortgage Company, Inc., a Nevada Corporation and Inco Homes Corporation, dated September 22, 1997. (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.76 Promissory Note by and between Thomas Hantges and Joe Milanowski and Inco Homes Corporation, dated September 22, 1997. (Incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.77 Construction Loan Agreement by and between Michael Peterson and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.78 Promissory Note Secured by Deed of Trust by and between Michael Peterson and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.79 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Michael Peterson and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.80 Construction Loan Agreement by and between Carlene E. Pointer, et al., and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.81 Promissory Note Secured by Deed of Trust by and between Carlene E. Pointer, et al., and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.82 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between Carlene E. Pointer, et al., and Inco Homes Corporation, dated September 11, 1997. (Incorporated by reference to
          Exhibit 10.14 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.83 Promissory Note Secured by Deed of Trust by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 26, 1997. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.84 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Freedom-Eagle Ranch Housing Partners, a California Limited Partnership, dated September 29, 1997. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

Exhibit
Number                         Document Description
------                         --------------------

 10.85 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, dated September 26, 1997. (Riverside County) (Incorporated by reference to Exhibit 10.17 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

 10.86 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by and between USA Commercial Mortgage Company, Inc. a Nevada Corporation and Inco Homes Corporation, dated September 26, 1997. (San Bernardino County) (Incorporated by reference to Exhibit 10.18 of the Company's Quarterly Report on Form 10-Q dated September 30, 1997.)

*10.87 Development and Marketing Agreement by and between Capital Mutual Moreno Valley, LLC., a California Limited Liability Company and Inco Homes Corporation, dated October 21, 1997.

*10.88 Letter Agreement by and between Overland Company, Inc. a California Corporation and Inco Homes Corporation, dated November 4, 1997.

*10.89 Common Stock Purchase Agreement by and between Thomas Hantges and Joseph D. Milanowski and Inco Homes Corporation, dated November 14, 1997.

*10.90 Letter Agreement by and between Stephen Daniels Commercial Brokerage, Inc., G&N Investments, Inc. a California Limited Partnership, and Inco Homes Corporation, dated November 17, 1997.

*10.91 Promissory Note by and between Frank Reale, et al., and Inco Homes Corporation, dated November 18, 1997.

*10.92 Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by and between Frank Reale, et al., and Inco Homes Corporation, dated November 18, 1997.

*10.93 Promissory Note by and between Hunter's Ridge Investment Partners, a California Partnership, and Inco Homes Corporation, dated November 18, 1997.

*10.94 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by and between Hunter's Ridge Investment Partners, a California Partnership, and Inco Homes Corporation, dated November 18, 1997.

*10.95 Subordination and Reconveyance Agreement by and between USA Commercial Mortgage Company, Hunter's Ridge Investment Partners, a California Partnership, and Inco Homes Corporation, dated November 18, 1997.

*10.96 Promissory Note by and between Marilyn Carter, et al., and Inco Homes Corporation, dated November 26, 1997.

*10.97 Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by and between Marilyn Carter, et al., and Inco Homes Corporation, dated November 26, 1997.

*10.98 Construction Loan Agreement by and between Marilyn Carter, et al., and Inco Homes Corporation, dated November 26, 1997.

*10.99 Agreement by and between City National Bank and Inco Homes Corporation, dated December 1, 1997.

*10.100 Promissory Note by and between Sara Katz, et al., and Inco Homes Corporation, dated December 31, 1997.

Exhibit
Number                         Document Description
-------                        --------------------

*10.101 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by and between Sara Katz, et al., and Inco Homes Corporation, dated December 31, 1997 (Los Angeles County).

*10.102 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by and between Sara Katz, et al., and Inco Development Corporation, a California Corporation, dated December 31, 1997 (San Bernardino County).

*10.103 Restructuring Agreement by and between Sara Katz, et al., Palmdale Vistas Housing Developments, a California Limited Partnership, Inco Development Corporation, and Inco Homes Corporation, dated December 4, 1997.

*10.104 Agreement and Escrow Instructions by and between Palmdale Vistas Housing Investments, a California Limited Partnership, Palmdale Vistas Housing Developments, a California Limited Partnership, and Inco Development Corporation, dated December 19, 1997.

*21.1     Subsidiaries of the Registrant.

*23.1     Consent of Certified Public Accountants (Price Waterhouse LLP).

*27.1     Financial Data Schedule
________________
* Filed herewith
+ Management contract, compensatory plan or arrangement


(b)  Reports on Form 8-K.


            None.

                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INCO HOMES CORPORATION



                              By  /s/ Ira C. Norris
                                  -------------------------------------------
                                  Ira C. Norris
                                  Chairman of the Board, President and
                                  Chief Executive Officer

Dated:  March 31, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                           Date
---------                              -----                           ----

 /s/ Ira C. Norris        Chairman of the Board, President and    March 31, 1998
----------------------      Chief Executive Officer (principal
     Ira C. Norris          executive officer)


 /s/ David A. Fogg        Chief Financial Officer (principal      March 31, 1998
----------------------      financial officer)
     David A. Fogg


 /s/ Norman B. Gold       Director of Finance (principal          March 31, 1998
----------------------      accounting officer)
     Norman B. Gold


 /s/ Robert H. Daskal     Director                                March 31, 1998
----------------------
     Robert H. Daskal


 /s/ Thomas A. Hantges    Director                                March 31, 1998
----------------------
     Thomas A. Hantges


 /s/ Ronald L. Neeley     Director                                March 31, 1998
----------------------
     Ronald L. Neeley


 /s/ John Seymour         Director                                March 31, 1998
----------------------
  John F. Seymour, Jr.