Form 10QSB
period 1998-03-31
INCO HOMES CORP
filed 1998-05-15
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

          ------------------------------------------------------------

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

               [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

                                 (909) 981-8989
                          (Issuer's telephone number)

                                 Not Applicable
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]       NO   [_]


The number of shares outstanding of each of the issuer's classes of common equity on May 13, 1998 was as follows:


    Class of Common Stock                         Shares Outstanding
    ---------------------                         ------------------
       $.01 par value                                  1,883,764

                 Transitional Small Business Disclosure Format:

                           YES  [_]         NO  [X]
                               -----           ------

                             INCO HOMES CORPORATION

                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and
          December 31, 1997.......................................................................................... 3

          Consolidated Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 1998 and 1997....................................................................... 4

          Consolidated Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 1998 and 1997....................................................................... 5

          Notes to Consolidated Financial Statements (Unaudited)..................................................... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............................................................. 10

PART II  OTHER INFORMATION.......................................................................................... 17

SIGNATURES.......................................................................................................... 19

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                          March 31,                   December 31,
                                                                  -----------------------------------------
                                                                      1998                         1997
                                                                      ----                         ----
                                                                  (unaudited)
ASSETS

Cash                                                               $      300                   $      736
Real estate inventories                                                28,962                       27,329
Deferred tax asset                                                      2,200                        2,200
Other assets                                                              430                          669
                                                                   ----------                   ----------

        Total assets                                               $   31,892                   $   30,934
                                                                   ==========                   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                           $    5,731                   $    5,580
Notes payable                                                          21,126                       19,202
Line of credit                                                            247                          330
Notes to stockholders                                                   1,220                        1,187
                                                                   ----------                   ----------

        Total liabilities                                              28,324                       26,299
                                                                   ----------                   ----------

Minority partners' investment in consolidated partnerships                491                          545

Commitments and contingencies

Stockholders' Equity
     Preferred stock - $.01 par value; 1,000,000 shares
       authorized, 2,340 shares issued and outstanding
       for 1998 and 1997                                                2,340                        2,340
     Common stock - $.01 par value; 20,000,000 shares
       authorized, 1,883,764 and 1,637,096 shares issued and
       outstanding for 1998 and 1997                                       19                           16
     Additional paid in capital                                        43,002                       42,876
     Deficit                                                          (42,284)                     (41,142)
                                                                   ----------                   ----------

        Total stockholders' equity                                      3,077                        4,090
                                                                   ----------                   ----------

        Total liabilities and stockholders' equity                 $   31,892                   $   30,934
                                                                   ==========                   ==========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


(Dollars in thousands, except per share data)                            For the Three Months Ended March 31,
                                                                    -----------------------------------------------
                                                                        1998                             1997
                                                                        ----                             ----
Revenue from home sales                                              $     4,284                      $     3,420

Cost of homes sold                                                         4,210                            3,084
                                                                     -----------                      -----------

       Gross profit                                                           74                              336
                                                                     -----------                      -----------

Selling and marketing expenses                                               748                              656
General and administrative expenses                                          475                              418
                                                                     -----------                      -----------

                                                                           1,223                            1,074
                                                                     -----------                      -----------

       Operating loss                                                     (1,149)                            (738)

Other income                                                                   3                                6
                                                                     -----------                      -----------

       Loss before minority partners' share
          and provision (benefit) for income taxes                        (1,146)                            (732)

Minority partners' share                                                      (4)                             (46)
                                                                     -----------                      -----------

       Loss before provision (benefit) for income taxes                   (1,142)                            (686)

Provision (benefit) for income taxes                                       -                                 -
                                                                     -----------                      -----------

      Loss before extraordinary item                                      (1,142)                            (686)

Extraordinary item                                                         -                                  486
                                                                     -----------                      -----------

      Net loss                                                       $    (1,142)                     $      (200)
                                                                     ===========                      ===========


Basic and diluted net loss per common share                          $     (0.68)                     $     (0.12)
                                                                     ===========                      ===========

Weighted average number of common shares
       outstanding                                                     1,776,992                        1,603,021
                                                                     ===========                      ===========

See accompanying notes to financial statements


  INCO HOMES CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (Unaudited)

                                                                                    For the Three Months Ended March 31,
                                                                                    ------------------------------------
                                                                                          1998              1997
  (Dollars in thousands)                                                              ------------       ------------
  Cash flows from operating activities:
       Net loss                                                                        $   (1,142)        $   (200)
       Adjustment to reconcile net loss to net cash provided by
          (used in) operating activities:
          Extraordinary item                                                                 -                (486)
          Minority partners' share                                                             (4)             (46)
          Increase in real estate inventories                                              (1,584)          (1,593)
          Decrease in other assets                                                            221               20
          Increase (decrease) in accounts payable and accrued liabilities                     230             (834)
                                                                                       ------------      ------------
                 Net cash used in operating activities                                     (2,279)          (3,139)
                                                                                       ------------      ------------

  Cash flow from financing activities:
       Proceeds from notes payable secured by real estate                                   6,350            6,852
       Repayments on notes payable secured by real estate                                  (4,424)          (5,315)
       Proceeds from line of credit                                                           -                604
       Repayments on line of credit                                                           (83)            (116)
       Proceeds from notes to stockholder                                                     -                565
       Repayments on notes to stockholder                                                     -               (220)
       Repayments to minority partners                                                        (50)             -
       Proceeds from common stock subscriptions                                                50              -
       Proceeds from sale of common stock                                                     -                500
       Costs of stock issuance and reverse stock split                                        -                (35)
                                                                                       ------------      ------------

                 Net cash provided by financing activities                                  1,843            2,835
                                                                                       ------------      ------------

  Net decrease in cash and cash equivalents                                                  (436)            (304)

  Cash and cash equivalents at beginning of year                                              736              586
                                                                                       ------------      ------------

  Cash and cash equivalents at end of period                                           $      300        $     282
                                                                                       ============      ============

Supplemental schedule of non-cash activities

  [1]  In the first quarter of 1998, the Company issued 42,546 shares of Common
        Stock to creditors in exchange for relieving the Company of $72,500 of accounts payable.

  [2]  In the first quarter of 1997, the Company deeded back properties with a book cost basis of $1,000,000 to land sellers in satisfaction of indebtedness in that amount.

See accompanying notes to financial statements

                             INCO HOMES CORPORATION
             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements of Inco Homes Corporation, subsidiaries and affiliates ("Inco" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Item 310(b) of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1997. The accompanying unaudited consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, and the Company's general partnership interests in Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). All significant intercompany transactions have been eliminated.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended March 31, 1997, the Company incurred $80,000 in model home design fees and $22,500 as reimbursement for the cost of the model home furnishings with Nancy Orman Interiors ("NOI"). NOI is owned by Nancy Norris, the wife of Ira C. Norris. The Company owed NOI $189,000 at March 31, 1998.

     For the three months ended March 31, 1997 the Company paid $27,300 for the use of office space to Inco Plaza, Ltd. Inco Plaza, Ltd. is a limited partnership owned 80% by G&N Investments, Ltd., its sole general partner. G&N Investments, Ltd. is a limited partnership owned 70% by Nancy and Ira
     C. Norris, its sole general partners. Inco Plaza, Ltd. sold the office building it owns in which the Company leases office space to a third party buyer in December 1997. The Company's lease was assumed by this third party buyer. The Company owed Inco Plaza, Ltd. $91,000 at March 31, 1998.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at March 31, 1998 is a loan with a balance of $474,000 from HRIP, secured by one of the Company's projects in Fontana, California. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company, Inc. ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $12,240,000 through March 31, 1998. USA has earned fees for these loans totaling $1,088,000, of which $879,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% to 20.25%. The outstanding balance of these loans at March 31, 1998 was $8,080,000. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned.

NOTE 3 - NOTES TO STOCKHOLDERS

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at March 31, 1998 was $125,000, which includes accrued interest of approximately $3,000.

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

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at March 31, 1998 was $538,000, which includes accrued interest of approximately $38,000.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company until May 1, 1998, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at March 31, 1998 was $557,000, which includes accrued interest of approximately $57,000.

NOTE 4 - EXTRAORDINARY ITEM

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

NOTE 5 - NET LOSS PER COMMON SHARE

     Loss per share for the three months ended March 31, 1998 and 1997 is calculated as follows:

                                                                             For the Three Months
          (Dollars in thousands, except share data)                             Ended March 31,
                                                                       ------------------------------
                                                                             1998              1997
                                                                       -------------    -------------
          Net loss                                                       $    1,142       $      200
          Cumulative preferred dividends                                         64               --
                                                                       -------------    -------------
          Net loss to common shareholders                                $    1,206       $      200
                                                                       =============    =============
          Weighted average number of common shares
             outstanding                                                  1,776,992        1,603,021

          Basic and diluted loss per share                               $     0.68       $     0.12

          Dilutive potential common shares                                   80,509                0

     Since losses have occurred in all periods presented, the inclusion of dilutive potential common shares (principally stock options and warrants) to calculate diluted loss per share would be anti-dilutive.

NOTE 6 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1997 to March 31, 1998, is reconciled as follows:

     Dollars in thousands

                                                          Common Stock
                                    Preferred Stock    and Additional Paid
                                                           in Capital
                                   Shares    Amount     Shares     Amount     Deficit      Total
                                  ---------------------------------------------------------------

     Balance - December 31, 1997    2,340     $2,340   1,637,096   $42,892   $(41,142)    $4,090
     Common stock issued             --        --        246,668        79      --            79
     Cash received pursuant to
     pending exercise of warrants    --        --          --           50      --            50
     Net loss                        --        --          --        --        (1,142)    (1,142)
                                  ---------------------------------------------------------------
     Balance - March 31, 1998       2,340    $2,340   1,883,764   $43,021   $(42,284)     $3,077
                                  ===============================================================

     Common Stock was issued in the quarter ended March 31, 1998 in various private transactions with sales prices totaling $378,500. Pursuant to these transactions, (i) in December 1997, the Company received $100,000 in cash and was relieved of debt in the amount of $200,000, (ii) in January 1998, the Company received $6,000 in consulting services and (iii) in March 1998, the Company was relieved of accounts payable in the amount of $72,500. See
     Part I, Item 2. - Liquidity and Capital Resources.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of March 31, 1998, the Company had open escrows to purchase two separate parcels of land for future residential developments with purchase prices totaling $2,320,000.

     As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors and suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. Additionally, the Company recently settled various complaints regarding alleged construction defects at one of its projects. See Part II, Item 1.- Legal Proceedings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-KSB, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in Southern California. These conditions continued into 1998 in some of the geographic areas of Southern California in which the Company conducted operations and had an adverse impact on the Company's results of operations. Although the Company is experiencing improved sales at many of its projects, the Company continues to provide homebuyers with price incentives at some of its projects in order to remain competitive or sell out the final remaining units of a project or phase of a project. This has resulted in reduced profitability or losses on some of the homes that the Company has sold.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales increased to $4,284,000 during the three months ended March 31, 1998, from $3,420,000 during the three months ended March 31, 1997, representing an increase of $864,000 or 25.3%. The Company closed 32 homes at an average sales price of $133,900 during the three months ended March 31, 1998 compared to 31 homes closed at an average sales price of $110,300 during the three months ended March 31, 1997, a 3.2% increase in closings and a 21.4% increase in average sales price. The increase in revenue and average sales price during the three months ended March 31, 1998 is attributable to the majority of closings occurring in the Company's higher priced subdivisions.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:

                                                                Homes Closed for the
                                                               Quarter Ended March 31,
                                                     ----------------------------------------
                                                            1998                    1997
                                                     ---------------         ----------------

         High Desert of San Bernardino and
            Los Angeles Counties                           15                       26
         Inland San Bernardino and Riverside
            Counties                                       17                        5
                                                     ---------------         ----------------
         Total Number of Homes                             32                       31
                                                     ===============         ================

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended March 31, 1998 was $4,210,000, an increase of $1,126,000, or 36.5%, from $3,084,000 during the three months ended March 31, 1997. Cost of homes sold as a percentage of revenue increased to 98.3% for the three months ended March 31, 1998 from 90.2% for the same period in 1997. The increase in cost of homes sold for the first quarter of 1998 is primarily the result of the close out of several of the Company's lower cost projects and a phase of an ongoing lower cost project at the end of 1997.

Selling and Marketing Expenses

Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

Selling expenses were $306,000 and $339,000 for the three months ended March 31, 1998 and 1997, respectively, a decrease of 9.7%. Selling expenses as a percentage of revenue were 7.1% and 9.9% for the three months ended March 31, 1998 and 1997, respectively. The decrease in selling expenses is primarily due to reduced payroll expense for the Company's internal sales force and lower total commissions paid to independent real estate brokers. This decrease was partially offset by higher incentives given to homebuyers in order to sell the final remaining units of several of the Company's projects.

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

Marketing expenses were $442,000 and $317,000 for the quarters ended March 31, 1998 and 1997, respectively, representing an increase of 39.4%. As a percentage of revenue, marketing expenses were 10.3% and 9.3% for the three months ended March 31, 1998 and 1997, respectively. The increase in marketing costs is a result of additional newspaper and magazine advertising by the Company, increased use of billboards and other signs, and greater aggregate payments made pursuant to the Company's customer referral program.

During the first quarter of 1998 and 1997, the Company was delivering homes from six and seven projects, respectively. In the first quarter of 1998 and 1997 the Company had no grand openings.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs and general office expenses.

General and administrative expenses were $475,000 and $418,000 for the three months ended March 31, 1998 and 1997, respectively, an increase of 13.6%. As a percentage of revenue, general and administrative expenses were 11.1% and 12.2% for the three months ended March 31, 1998 and 1997, respectively. The increase in the dollar amount of general and administrative expenses primarily reflects an increase in payments made to outside consultants, increased legal expense and additional miscellaneous employee expenses.

Other Income

Other income includes interest earned on cash balances related to certain projects and miscellaneous income. Other income was $3,000 and $6,000 for the three months ended March 31, 1998 and 1997, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are FERHP and Triumph.

The minority partners' share of losses was $4,000 and $46,000 for the three months ended March 31, 1998 and 1997, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended March 31, 1998 and 1997, the Company increased its valuation allowance by $457,000 and $80,000, respectively, amounts equal to the deferred tax benefit that would have otherwise been recorded. As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $33,931,000 that are available to offset future federal taxable income. Of these federal net operating losses, $3,695,000, $5,046,000, $7,830,000 and $17,360,000 expire in the years 2009, 2010, 2011 and 2012, respectively.

BACKLOG

The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a portion of the homes to be built in a phase of a project before construction commences. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home and thus may not be completed. Homes covered by such sales contracts, as well as completed homes covered by such sales contracts, are considered by the Company as its backlog. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. The following table sets forth the Company's backlog at the dates indicated:

                                                                     March 31,
                                                          -------------------------------
                                                               1998              1997
                                                          --------------    -------------
            High Desert of San Bernardino and Los                32               41
              Angeles Counties                                   43               30
            Inland San Bernardino and Riverside
              Counties
            Projects Built for a Fee (See Liquidity and           5               --
              Capital Resources)                           --------------    -------------
            Total Number of Homes                                80               71
                                                           ==============    =============

            Aggregate Sales Value                            $11,382,000       $9,077,000
                                                           ==============    =============

            Average Sales Price                              $   142,300       $  127,800
                                                           ==============    =============

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first quarter of 1998 and 1997 the Company had no grand openings.

The Company's backlog increased 12.7% to 80 homes at March 31, 1998 from 71 homes at March 31, 1997. The aggregate sales value of the units in backlog increased by $2,305,000 or 25.4%, due to the increase in number of homes under sales contracts. The average sales price of homes in backlog increased by $14,500 or 11.3% due to a change in the mix of homes offered for sale.

No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period. The Company believes that cancellations were relatively high in recent periods, reflecting the weak economic conditions that had existed in the Southern California markets, increased competition, and the inability of certain potential homebuyers to qualify for mortgage financing.

NET ORDERS

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders for the dates indicated:

                                                           For the Quarter Ended March 31,
                                                       -------------------------------------
                                                              1998                1997
                                                       -----------------    ----------------
       High Desert of San Bernardino and Los
          Angeles Counties                                        25                  15
       Inland San Bernardino and Riverside
          Counties                                                39                   5
       Projects Built for a Fee (See Liquidity and
          Capital Resources)                                       5                  --
       Total                                           -----------------    -----------------
                                                                  69                  20
                                                       =================    =================

Net new orders increased to 69 homes from 20 homes for the quarters ended March 31, 1998 and 1997, respectively, an increase of 245.0%. The Company believes that the increase in net orders is attributable to improving market conditions in certain of the geographic areas of Southern California in which the Company conducts operations.

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

ADOPTION OF ACCOUNTING STANDARDS

Management believes there are no new accounting pronouncements that could have a significant effect on the Company's financial statements for any period presented.

YEAR 2000 ISSUE

Management does not anticipate material costs, problems and uncertainties associated with the Year 2000 issue.

LIQUIDITY AND CAPITAL RESOURCES

The homebuilding industry is capital intensive and often involves high leverage and significant up-front expenditures to acquire land and begin development. Accordingly, the Company incurs substantial indebtedness to finance its homebuilding activities and its business and earnings are substantially dependent on its ability to obtain bank or other debt financing on acceptable terms. The Company plans for substantial future expenditures relating to the acquisition and construction of new projects, as well as the continued construction of existing, ongoing projects. Additionally, the Company continues to experience shortfalls in working capital and has payables from prior periods and closed-out projects in excess of $2,000,000, most of which have been outstanding for more than 90 days. This amount has been reduced by the Company from an outstanding balance of more than $11,000,000 in December 1994. As a result of the limited amount of available working capital, the Company has not paid all of its subcontractors or suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens, but various claims and lawsuits are pending and unresolved.

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

The Company is in the process of making a private offering (the "Offering") of up to $5,000,000 of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes will have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note will be $10,000. The Offering will terminate on February 9, 1999, but may be extended by the Company to a date not later than July 31, 1999. The Company is conducting the Offering through its employees and is employing the services of a placement agent to assist it in the Offering. Net proceeds, if any, from the Offering will be used for working capital.

The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

In 1997, the Company established a relationship with USA, which has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $12,240,000 though March 31, 1998. Funds have been utilized to refinance projects, to purchase additional land for future homes, and to develop some of this land. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans with a commercial bank secured by this project. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. Thomas A. Hantges owns 67% of both USA and USA Real Estate. Mr. Hantges became a director of the Company in January 1998.

USA has earned fees totaling $1,088,000 for providing these loans to the Company, of which $879,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% for certain loans secured by a first deed of trust to 20.25% for certain subordinated land loans. The outstanding balance of these loans at March 31, 1998 was $8,080,000.

From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at March 31, 1998 was $125,000, which includes accrued interest of approximately $3,000.

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

In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and is due in June 1998. The balance owing under this note at March 31, 1998 was $538,000, which includes accrued interest of approximately $38,000. The Company expects that the due date of this note will be extended.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a former director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, is due in June 1998, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at March 31, 1998 was $557,000, which includes accrued interest of approximately $57,000. The Company expects that the due date of this note will be extended.

All of the above transactions with Mr. Norris and the Company's other directors were unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland Opportunity Fund, LLC ("Overland"). Overland owned 10.6% of the Company's Common Stock at May 13, 1998. The warrant was issued as compensation for services to be performed pursuant to a consulting agreement entered into with OCI in December 1996. The consulting agreement is for a term of two years during which OCI, on a non-exclusive basis, is to seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant was exercisable within eighteen months of the date of the agreement at a price of $5.25 per share. Beginning in November 1997, the Company offered OCI the opportunity to exercise the warrant for an exercise price of $2.00 per share. From November 1997 through February 1998, OCI assigned portions of its total interest in the warrant to third parties. The Company received $350,000 in 1997 and $50,000 in 1998 from these third parties as deposits pursuant to the exercise of the warrants for all 200,000 shares. The Company is awaiting receipt of final documentation before it effectuates the sale of the shares.

In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 139 lots owned by the third party in Moreno Valley, California. All financing and bonding is the responsibility of the third party. The Company receives compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company assumes the home warranty costs for which it is paid $750 per house. During the three months ended March 31, 1998, the Company received an aggregate of $72,500 for overhead draws.

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, which allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At March 31, 1998, the Company had land seller indebtedness outstanding of $716,000, $320,000 of which is secured by property the Company owns in the high desert of San Bernardino County and $396,000 of which is secured by property the Company owns in Riverside County. The Company expects to deed back these properties to the sellers in satisfaction of the amounts owed. These transactions are expected to result in a reduction of real estate inventories in the amount of $716,000, the book value of the properties.

The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial lenders and other financing sources. Lenders generally provide interim construction loans for each phase of homes within a project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At March 31, 1998, aggregate borrowings of $16,869,000 were outstanding under these facilities and $6,530,000 was available for further qualified project finance borrowing. Interest rates on these loans range from 7.625% to 20.25%.

The Company also has an unsecured $1,000,000 revolving line of credit with a commercial bank that bears interest at the prime rate plus 1.0%. The net outstanding balance under this line of credit at March 31, 1998 was $247,000.
At the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes.

The availability of borrowed funds for homebuilders, especially for land acquisition and construction financing is variable. Currently such financings are generally available, but some lenders have been requiring borrowers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.

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

          In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents were signed in April and May 1998, which included all necessary releases and dismissals of all complaints. Management believes that any obligations the Company may have relating to the self-insured retentions included in its insurance policies will not be material.

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

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

         In the first quarter of 1998, the Company sold an aggregate of 42,546 shares of Company Common Stock to two of its consultants in satisfaction of indebtedness to them in the total amount of $72,500.

         The above-described sales of securities were not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such sales. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder of the Securities Act. No brokers' commissions or fees were paid in connection with any of the foregoing transactions. The recipients of securities in each such transaction represented that they were accredited investors under Regulation D of the Act and their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. All recipients had adequate access to information about the Company.

ITEMS 3 AND 4.  NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

         Ronald L. Neeley resigned as a member of the Company's Board of Directors, effective May 1, 1998. Mr. Neeley stated that competing personal and professional commitments made it impractical for him to continue with his duties on the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              10.1 Promissory Note by and between USA Commercial Mortgage Company, a Nevada Corporation, and Inco Homes Corporation, dated March 27, 1998.

              10.2 Short Form Deed of Trust and Assignment of Rents by and between USA Commercial Mortgage Company and Inco Homes Corporation, dated March 27, 1998.

              27.1    Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1998.

                            INCO HOMES CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INCO HOMES CORPORATION



Date: May 15, 1998                        By:    /s/ Ira C. Norris
                                                --------------------------------
                                                IRA C. NORRIS
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date: May 15, 1998                        By:   /s/David A. Fogg
                                                --------------------------------
                                                DAVID A. FOGG
                                                Chief Operating Officer and
                                                Chief Financial Officer