Form 10QSB
period 1998-06-30
INCO HOMES CORP
filed 1998-08-13
CIK 897432

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
    ----------------------------------------------------------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

                             YES  [X]        NO  [_]

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

                                          Outstanding at
     Class of Common Stock                 June 30, 1998
     ---------------------                --------------
        $.01 par value                      2,095,764

-------------------------------------------------------------------------------

                            INCO HOMES CORPORATION

                                     INDEX
                                                                        Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
          and December 31, 1997.. ......................................      3

          Consolidated Statements of Operations (Unaudited) for the
          Three Months and Six Months Ended June 30, 1998 and 1997......      4

          Consolidated Statements of Cash Flows (Unaudited) for the Six
          Months Ended June 30, 1998 and 1997...........................      5

          Notes to Consolidated Financial Statements (Unaudited)........      6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................     10

PART II.  OTHER INFORMATION.............................................     18

Item 1.   Legal Proceedings.............................................     18

Item 2.   Recent Sales of Unregistered Securities.......................     18

Item 4.   Submission of Matters to a Vote of Security Holders...........     19

Item 5.   Other Information.............................................     20

Item 6.   Exhibits and Reports on Form 8-K..............................     20

SIGNATURES..............................................................     21

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                     June 30,         December 31,
                                                            ------------       ------------
                                                                1998               1997
                                                                ----               ----
                                                             (unaudited)
ASSETS

Cash                                                           $    215          $    736
Real estate inventories                                          27,723            27,329
Deferred tax asset                                                2,204             2,200
Other assets                                                        677               669
                                                             -----------       -----------
        Total assets                                           $ 30,819          $ 30,934
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                       $  6,473          $  5,580
Notes payable                                                    19,540            19,202
Line of credit                                                      491               330
Notes to stockholders                                             1,255             1,187
                                                            ------------      ------------
        Total liabilities                                        27,759            26,299
                                                            ------------      ------------
Minority partners' investment in consolidated partnerships          481               545

Commitments and contingencies

Stockholders' Equity
     Preferred stock - $.01 par value; 1,000,000 shares
      authorized;  2,340 shares issued and outstanding
      for 1998 and 1997                                           2,340             2,340
     Common stock - $.01 par value; 20,000,000 shares
      authorized;  2,095,764 and 1,637,096 shares issued
      and outstanding for 1998 and 1997                              21                16
     Additional paid in capital                                  43,029            42,876
     Deficit                                                    (42,811)          (41,142)
                                                            ------------      ------------

        Total stockholders' equity                                2,579             4,090
                                                            ------------      ------------

        Total liabilities and stockholders' equity             $ 30,819          $ 30,934
                                                            ============      ============

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


(Dollars in thousands, except per share data)      For the Three Months Ended June,      For the Six Months Ended June,
                                                   -------------------------------       -----------------------------
                                                      1998                1997              1998               1997
                                                      ----                ----              ----               ----
Revenue from home sales                             $   9,120            $   5,452       $   13,404         $    8,872
Revenue from land and lot sales                             -                  600                -                600
                                                    ---------            ---------       ----------         ----------
                                                        9,120                6,052           13,404              9,472
                                                    ---------            ---------       ----------         ----------
Cost of homes sold                                      8,492                5,363           12,702              8,447
Cost of land and lots                                       -                  667                -                667
                                                    ---------            ---------       ----------         ----------
                                                        8,492                6,030           12,702              9,114
                                                    ---------            ---------       ----------         ----------
       Gross profit                                       628                   22              702                358
                                                    ---------            ---------       ----------         ----------

Provision for write-down of real estate                     -                9,213                -              9,213
Selling and marketing expenses                            934                1,064            1,682              1,720
General and administrative expenses                       372                  357              847                775
                                                    ---------            ---------       ----------         ----------
                                                        1,306               10,634            2,529             11,708
                                                    ---------            ---------       ----------         ----------
       Operating loss                                    (678)             (10,612)          (1,827)           (11,350)

Other income                                              142                   56              145                 62
                                                    ---------            ---------       ----------         ----------

       Loss before minority partners' share
          and provision (benefit) for income taxes       (536)             (10,556)          (1,682)           (11,288)
                                                            -                    -                -                  -
Minority partners' share                                   (9)                 (67)             (13)              (113)
                                                    ---------            ---------       ----------         ----------

      Loss before provision (benefit) for income
        taxes                                            (527)             (10,489)          (1,669)           (11,175)

Provision (benefit) for income taxes                        -                    -                -                  -
                                                    ---------            ---------       ----------         ----------

      Loss before extraordinary item                     (527)             (10,489)          (1,669)           (11,175)

Extraordinary item                                          -                  846                -              1,332
                                                    ---------            ---------       ----------         ----------
      Net loss                                      $    (527)           $  (9,643)      $   (1,669)        $   (9,843)
                                                    =========            =========       ==========         ==========

Basic and diluted net loss per common share         $   (0.27)           $   (5.89)      $    (0.89)        $    (6.08)
                                                    =========            =========       ==========         ==========

Weighted average number of common shares
   outstanding                                      1,957,742            1,637,096        1,867,866          1,620,153
                                                    =========            =========       ==========         ==========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                              1998      1997
                                                              ----      ----
(Dollars in thousands)
Cash flows from operating activities:
     Net loss                                               $ (1,669)  $(9,843)
     Adjustment to reconcile net loss to net
        cash provided by (used in) operating
        activities:
        Extraordinary item                                         -    (1,332)
        Provision for write-down of real estate                    -     9,213
        Minority partners' share                                 (14)     (113)
        Increase in real estate inventories                     (310)   (1,114)
        Increase in deferred income tax asset                     (4)        -
        Increase in other assets                                 (25)       91
        Increase (decrease) in accounts payable
          and accrued liabilities                              1,068    (1,760)
                                                            --------   -------

           Net cash used in operating activities                (954)   (4,858)
                                                            --------   -------

Cash flow from financing activities:

     Proceeds from notes payable secured by real estate       14,137    13,205
     Repayments on notes payable secured by real estate      (13,799)   (9,905)
     Proceeds from line of credit                                244     1,113
     Repayments on line of credit                                (83)   (2,136)
     Proceeds from notes to stockholder                            -     2,122
     Repayments on notes to stockholder                            -      (283)
     Repayments to minority partners                             (50)        -
     Proceeds from sale of common stock                            2       500
     Proceeds from additional paid in capital                     50         -
     Costs of stock issuance and reverse stock split                       (35)
                                                            --------   -------

           Net cash provided by financing activities             501     4,581
                                                            --------   -------

Net decrease in cash and cash equivalents                       (453)     (277)

Cash and cash equivalents at beginning of year                   736       586
                                                            --------   -------

Cash and cash equivalents at end of period                  $    215   $   309
                                                            ========   =======

                             INCO HOMES CORPORATION

             Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - GENERAL

     The accompanying unaudited consolidated financial statements of Inco Homes Corporation, subsidiaries and affiliates ("Inco" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 1997. The accompanying consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, and the Company's general partnership interests in Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). All significant intercompany transactions have been eliminated.

     On January 16, 1997, the Company effected a one-for-six reverse stock split ("the reverse stock split").

     The Company has experienced, and expects to continue to experience, significant variability in quarterly results of operations. The results of any interim period are not necessarily indicative of results that can be expected for the entire year.

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended June 30, 1998 and 1997, the Company incurred $33,000 and $3,000, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the six months ended June 30, 1998 and 1997, the Company incurred $112,000 and $105,000, respectively, in fees and costs with Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at June 30, 1998 is a loan with a balance of $474,000 from HRIP, secured by one of the Company's projects in Fontana, California. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company, Inc. ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $11,020,000 through June 30, 1998. USA has earned fees for these loans totaling $1,118,000, of which $909,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% to 20.0%, with the average being 15.08%. The outstanding balance of these loans at June 30, 1998 was $7,117,000. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. In March, 1998 the Company was notified that the option was terminated for failure to pay real estate taxes and Mello Roos assessments of approximately $170,000. The Company will be able to purchase lots in the future at fair market value.

NOTE 3 - NOTES TO STOCKHOLDERS

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at June 30, 1998 was $127,904, which includes accrued interest of approximately $6,030.

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

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 1999. The balance owing under this note at June 30, 1998 was $550,712, which includes accrued interest of approximately $50,712.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company until May 1, 1998, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned
     above.   The balance owing under this note at June 30, 1998 was $576,027, which includes accrued interest of approximately $76,027.

NOTE 4 - EXTRAORDINARY ITEMS

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

NOTE 5 - NET LOSS PER COMMON SHARE

     Loss per share for the three-month and six-month periods ended June 30, 1998 and 1997 is calculated as follows:

                                          For the Three Months         For the Six Months Ended
   (Dollars in thousands, except per         Ended June 30,                       June 30,
                share data)
                                        ------------------------       ------------------------
                                           1998          1997             1998          1997
                                        ----------    ----------       ----------    ----------
   Net loss                               $   527       $ 9,643          $ 1,669       $ 9,843
   Cumulative preferred dividends              59            --              123            --
                                        ----------    ----------       ----------    ----------
   Net loss to common shareholders        $   586       $ 9,643          $ 1,792       $ 9,843
                                        ==========    ==========       ==========    ==========

   Weighted average number of common
    shares outstanding                   1,957,742     1,637,096        1,867,866     1,620,153

   Basic and diluted loss per share         $ 0.29        $ 5.89           $ 0.95        $ 6.08

   Dilutive potential common shares         61,114             0           80,509             0

     Since losses have occurred in all periods presented, the inclusion of dilutive potential common shares (principally stock options and warrants) to calculate diluted loss per share would be anti-dilutive.

NOTE 6 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1997 to June 30, 1998, is reconciled as follows:

                                                                   Common Stock
                                          Preferred Stock       and Additional Paid
(Dollars in thousands)                                              in Capital
                                     -------------------------------------------------------------------------
                                         Shares    Amount     Shares      Amount       Deficit       Total
                                     -------------------------------------------------------------------------
        Balance - December 31, 1997     2,340      $2,340   1,637,096     $42,892     $(41,142)     $ 4,090
        Common stock issued                --          --     458,668         158           --          158
        Net loss                           --          --          --          --       (1,669)      (1,669)
                                     -------------------------------------------------------------------------

        Balance - June 30, 1998         2,340      $2,340   2,095,764     $43,050     $(42,811)     $ 2,579
                                     =========================================================================

     Common Stock was issued in the six months ended June 30, 1998 in various private transactions with sales prices totaling $806,581. Pursuant to these transactions, (i) in December 1997, the Company received $100,000 in cash and was relieved of debt in the amount of $200,000, (ii) in January 1998, the Company received $6,000 in consulting services, (iii) in March 1998, the Company was relieved of accounts payable in the amount of $72,500, (iv) in May 1998, the Company was relieved of accounts payable in the amount of $28,081 and (v) the Company received $350,000 in November 1997 and $50,000 through February 1998 pursuant to the exercise of
     warrants.   See Part I, Item 2.--Liquidity and Capital Resources.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of June 30, 1998, the Company had open escrows to purchase one parcel of land for future residential developments with the purchase price totaling $750,000.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-KSB, as amended, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

OVERVIEW

The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The most recent peak in the industry cycle occurred in 1988 and 1989, which was followed by a downturn in 1990, coinciding with the general national recession and the depressed economic and real estate conditions in California. These conditions continued into 1998 in certain geographic areas of Southern California in which the Company conducted operations and have had an adverse impact on the Company's results of operations. Although the Company is experiencing improved sales at many of its projects, the Company continues to provide homebuyers with price incentives at some of its projects in order to remain competitive or sell out the final remaining units of a project or phase of a project. This has resulted in reduced profitability or losses on some of the homes that the Company has sold.

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales increased to $9,100,000 during the three months ended June 30, 1998, from $5,500,000 during the three months ended June 30, 1997, representing an increase of $3,600,000 or 65.5%. The Company closed sales of 56 homes at an average sales price of $162,500 during the three months ended June 30, 1998 compared to 42 home closings at an average sales price of $129,800 during the three months ended June 30, 1997, a 33.3% increase in closings and a 25.2% increase in average sales price.

Revenue from home sales also increased to $13,400,000 during the six months ended June 30, 1998, from $8,900,000 during the six months ended June 30, 1997, representing an increase of $4,500,000 or 50.6%. The Company closed sales of 88 homes at an average sales price of $152,270 during the six months ended June 30, 1998 compared to 73 home closings at an average sales price of $121,500 during the six months ended June 30, 1997, a 20.5% increase in closings and a 25.3% increase in average sales price.

The Company attributes the increase in revenue during both the three months and six months ended June 30, 1998 to improvement in the overall Southern California housing climate combined with a significantly higher average selling price per unit.

The following table sets forth, for the periods indicated, the number of home sales by the Company:


                                     Home sales for the        Home sales for the
                                        Three Months               Six Months
                                       Ended June 30,            Ended June 30,
                                     -------------------       ------------------
                                       1998       1997           1998       1997
                                     --------   --------       --------   -------
High Desert of San Bernardino and       22          28            37         54
  Los Angeles Counties
Inland Riverside and San Bernardino     34          14            51         19
  Counties
                                     --------   --------       --------   -------
  Total Number of Homes                 56          42            88         73
                                     ========   ========       ========   =======

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended June 30, 1998 was $8,500,000, an increase of $3,100,000, or 57.4%, from $5,400,000 during the three months ended June 30, 1997. Cost of homes sold as a percentage of revenue decreased to 93.0% for the three months ended June 30, 1998 from 98.4% for the same period in 1997. Cost of homes sold for the six months ended June 30, 1998 was $12,700,000, an increase of $4,300,000, or 51.2% from $8,400,000 during the six months ended June 30, 1997. Cost of homes sold as a percentage of revenue decreased to 94.8% for the six months ended June 30, 1998 from 95.2% for the same period in 1997.

The decrease in cost of homes sold as a percentage of revenue for both the three months and six months ended June 30, 1998 is the result of the increased sales prices of homes which was offset by higher carrying costs.

Selling and Marketing Expenses

Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

Selling expenses were $429,000 and $438,000 for the three months ended June 30, 1998 and 1997, respectively, a decrease of 2.0%. Selling expenses as a percentage of revenue were 4.7% and 8.0% for the three months ended June 30, 1998 and 1997, respectively. Selling expenses were $734,000 and $777,000 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 6.0%. Selling expenses as a percentage of revenue were 5.0% and 8.8% for the six months ended June 30, 1998 and 1997, respectively.

The decrease in selling expenses as a percentage of revenue for the three months ended June 30, 1998 is primarily due to the increased sales volume of homes coupled with reduced payroll expense for the Company's internal sales force and lower total commissions paid to independent real estate brokers. This decrease was partially offset by higher incentives given to homebuyers in order to sell the final remaining units of several of the Company's projects.

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

Marketing expenses were $506,000 and $626,000 for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of 19.0%. As a percentage of revenue, marketing expenses were 5.5% and 10.3% for the three months ended June 30, 1998 and 1997, respectively. Marketing expenses were $948,000 and $943,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of 1.0%. As a percentage of revenue, marketing expenses were 7.1% and 10.0% for the six months ended June 30, 1998 and 1997, respectively.

The Company attributes the decrease in marketing costs as a percentage of sales to the increased sales volume of homes and more efficient use of newspaper and magazine advertising. The decrease was offset partially by increased expenses from the use of billboards and other signs, and greater aggregate payments made pursuant to the Company's customer referral program.

During the second quarter of 1998 and 1997, the Company was selling homes from seven and eight projects, respectively. In the first six months of 1998, the Company had one grand opening, which occurred in the second quarter. In the first six months of 1997, the Company had one grand opening, which also occurred in the second quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expenses.

General and administrative expenses were $372,000 and $357,000 for the three months ended June 30, 1998 and 1997, respectively, an increase of 4.1%. As a percentage of revenue, general and administrative expenses were 4.0% and 5.9% for the three months ended June 30, 1998 and 1997, respectively. General and administrative expenses were $847,000 and $775,000 for the six months ended June 30, 1998 and 1997, respectively, an increase of 9.3%. As a percentage of revenue, general and administrative expenses were 6.3% and 8.2% for the six months ended June 30, 1998 and 1997, respectively.

The decrease in general and administrative expenses primarily reflects the Company's continuing cost reduction measures.

Other Income

Other income includes development fees, interest earned on cash balances related to certain projects and miscellaneous income. Other income was $142,000 and $56,000 for the three months ended June 30, 1998 and 1997, respectively and $145,000 and $62,000 for the six months ended June 30, 1998 and 1997, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are FERHP and Triumph.

The minority partners' share of losses was $9,800 and $67,000 for the three months ended June 30, 1998 and 1997, respectively, and $13,600 and $113,000 for the six months ended June 30, 1998 and 1997, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended June 30, 1998 and 1997, the Company increased its valuation allowance by $210,000 and $80,000 respectively, and for the six months ended June 30, 1998 and 1997, the Company increased its valuation allowance by $668,000 and $457,000 respectively. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit that would have otherwise been recorded. As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $33,931,000 that are available to offset future federal taxable income. Of these federal net operating losses, $3,695,000, $5,046,000, $7,830,000 and $17,360,000 expire in the years 2009, 2010, 2011 and 2012, respectively.

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

                                                         June 30,
                                               -----------------------------
                                                   1998            1997
                                               -------------   -------------
           High Desert of San Bernardino
            and Los Angeles Counties                 35              33
           Inland San Bernardino and
            Riverside Counties                       26              32
           Projects Built for a Fee (See
            Liquidity and Capital Resources)         20              --
                                               -------------    ------------
           Total Number of Homes                     81              65
                                               =============    ============
           Aggregate Sales Value                $11,712,000      $9,215,000
                                               =============    ============
           Average Sales Price                    $144,600        $141,800
                                               =============    ============

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company has generally experienced a rapid increase in backlog during periods in which it holds a grand opening for one of its projects. In the first six months of 1998 the Company had one grand opening, and the Company also had one grand opening in the first six months of 1997.

The Company's backlog increased 25.0% to 81 homes at June 30, 1997 from 65 homes at June 30, 1997. The aggregate sales value of homes in backlog increased by $2,497,000 or 27.1% primarily due to the increase in number of homes under sales contracts. The average sales price of homes in backlog increased by $2,800 or 2.0% due to a change in the mix of homes offered for sale.

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

Net Orders

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders for the dates indicated:

                                                               For the                  For the
                                                             Three Months              Six months
                                                            Ended June 30,            Ended June 30,
                                                        ---------------------     ---------------------
                                                          1998         1997         1998         1997
                                                        --------     --------     --------     --------
High Desert of San Bernardino and Los                      23           20           48           35
 Angeles Counties
Inland San Bernardino and Riverside                        19           16           58           21
 Counties
Projects Built for a Fee (See Liquidity and                15           --           20           --
 Capital Resources)
                                                        --------     --------     --------     --------
Total                                                      57           36           126          56
                                                        ========     ========     ========     ========

Net new orders increased to 57 homes from 36 homes for the three months ended June 30, 1998 and 1997, respectively, an increase of 58.0%. Net new orders increased to 126 homes from 56 homes for the six months ended June 30, 1998 and 1997, respectively, an increase of 125.0%. The Company believes that the increase in net orders is attributable to improving market conditions in certain of the geographic areas of Southern California in which the Company conducts operations.

Variability in Quarterly Results

The Company has experienced, and expects to continue to experience, significant variability in its operating results. This variability may cause the Company's overall results of operations to fluctuate significantly on a period-to-period basis, and revenues anticipated to occur in a fiscal period may not be received until subsequent fiscal periods. Many factors contribute to this variability, including: (i) the timing and mix of home deliveries; (ii) the Company's ability to continue to acquire additional land on favorable terms for future developments; (iii) the condition of the real estate markets and the economy in general; (iv) the cyclical nature of the home building industry and changes in prevailing interest rates; (v) cost and availability of materials and labor; and
(vi) delays in construction schedules caused by timing of inspections and approvals by regulatory agencies, strikes at subcontractors and adverse weather conditions. The Company's historical financial results are not necessarily a meaningful indicator of future results and, in general, the Company expects its financial results to vary from project to project. The Company's revenue and net income may also vary substantially as a result of variations in the number of projects at which the Company is closing the sale of homes at any one time.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. At June 30, 1998, the Company has no elements which give rise to reporting comprehensive income.

FASB has also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. This pronouncement currently has no significant impact on the reporting practices of the Company since its adoption.

Year 2000 Compliance

The Company is currently working to resolve the potential impact of the "Year 2000" on the processing of date sensitive information by the Company's computerized information systems. The Company is in the process of converting its current computer information system to a new system which is 2000-compliant. This conversion is expected to be completed prior to year end.

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

In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various sources of capital the investment of additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

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

The Company is in the process of making a private offering (the "Offering") of up to $5,000,000 of Subordinated Investment Notes ("Investment Notes") bearing interest at the rate of 15% per annum. The Investment Notes will have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note will be $10,000. The Offering will terminate on February 9, 1999, but may be extended by the Company to a date not later than July 31, 1999. The Company is conducting the Offering through its employees and is employing the services of a placement agent to assist it in the Offering. Net proceeds, if any, from the Offering will be used for working capital. As of June 30, 1998, the Company had received subscriptions for the Investment Notes totaling $120,000.

The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

In 1997, the Company established a relationship with USA, which has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $11,020,000 through June 30, 1998. Funds have been utilized to refinance projects, to purchase additional land for future homes, and to develop some of this land. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans with a commercial bank secured by this project. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. In March, 1998 the Company was notified that the option was terminated for failure to pay real estate taxes and Mello Roos assessments of approximately $170,000. Thomas A. Hantges owns 67% of both USA and USA Real Estate. Mr. Hantges became a director of the Company in January 1998. The Company will be able to purchase lots at fair market value.

USA has earned fees totaling $1,118,000 for providing these loans to the Company, of which $909,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% for certain loans secured by a first deed of trust to 20.0% for certain subordinated land loans, with the average being 15.08%. The outstanding balance of these loans at June 30, 1998 was $7,117,000.

From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at June 30, 1998 was $127,904, which includes accrued interest of approximately $6,030.

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

In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and was due in June 1998 and has been extended until June 1999. The balance owing under this note at June 30, 1998 was $550,712, which includes accrued interest of approximately $50,712.

Subsequent to June 30, 1998, the Norris Living Trust obtained a $1,000,000 non-revolving Line of Credit (Credit Line) from a commercial bank, personally guaranteed by Mr. Norris. Mr. Norris has agreed to make these funds available to the Company on the same terms and conditions that are required by the bank. In consideration of Mr. Norris personally obtaining the Credit Line, the board of directors has authorized the issuance to Mr. Norris and his designee (to the extent that the designee also guarantees the Credit Line) a three-year warrant to purchase up to an aggregate of 200,000 shares of Common Stock of the Company. The issuance of this warrant is conditioned on the approval of the stockholders of the Company. The exercise price per share of the warrant will be the fair market value of a share of Common Stock on the date stockholders approve the issuance of the warrant and the term of such warrant will commence on that date.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a former director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at June 30, 1998 was $576,027, which includes accrued interest of approximately $76,027.

All of the above transactions with Mr. Norris and the Company's other directors were unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland Opportunity Fund, LLC ("Overland"). Overland owned 9.5% of the Company's Common Stock at June 30, 1998. The warrant was issued as compensation for services to be performed pursuant to a consulting agreement entered into with OCI in December 1996. The consulting agreement is for a term of two years during which OCI, on a non-exclusive basis, is to seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant was exercisable within eighteen months of the date of the agreement at a price of $5.25 per share. Beginning in November 1997, the Company offered OCI the opportunity to exercise the warrant for an exercise price of $2.00 per share. From November 1997 through February 1998, OCI assigned portions of its total interest in the warrant to third parties. The Company received $350,000 in 1997 and $50,000 in 1998 from these third parties as deposits pursuant to the exercise of the warrants for all 200,000 shares. The stock certificates were issued in June 1998.

In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 139 lots owned by the third party in Moreno Valley, California. All financing and bonding is the responsibility of the third party. The Company receives compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company assumes the home warranty costs for which it is paid $750 per house. During the three months ended June 30, 1998, the Company received an aggregate of $43,500 for overhead draws.

The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At June 30, 1998, aggregate borrowings of $15,749,000 were outstanding under these facilities and $4,271,000 was
available for further qualified project finance borrowing.   Interest rates on
these loans range from 7.625% to 20.0%, with the average being 10.5%.

The Company has two unsecured revolving lines of credit totaling $1,250,000 with commercial banks that bear interest at the prime rate plus 1.0%. The net outstanding balance under these lines of credit at June 30, 1998 was $491,000. At the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes. The Company had available approximately $200,000 on one of these credit facilities at June 30, 1998.

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

Item 2. Recent Sales of Unregistered Securities

        During the three months ended June 30, 1998:

        1. The Company sold an aggregate of 12,000 shares of its Common Stock to one of its vendors in satisfaction of indebtedness to them in the total amount of $28,081.

        2. The Company sold an aggregate of 200,000 shares of its Common Stock to nine individuals upon their exercise of outstanding Warrants for cash in the amount of $400,000.

        3. The Company sold an aggregate of $120,000 principal amount of subordinated investment notes to three investors for cash in the amount of $120,000.

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

Item 3. Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The Company held its Annual Meeting of Stockholders on June 3, 1998.

        (b) The following directors were elected at the Annual Meeting of
Stockholders:

                             John F. Seymour, Jr.
                             Thomas A. Hantges

        The following are additional directors whose term of office continued after the meeting:

                             Ira C. Norris
                             Robert H. Daskal
                             David A. Fogg
        (c) At the Annual Meeting of Stockholders, the following matters were voted upon:

     (1)  A proposal to elect directors as follows:

                                    John F. Seymour, Jr.   Thomas A. Hantges
                                    --------------------   -----------------
               Affirmative Votes:              1,197,505           1,197,505
               Negative Votes:                         0                   0
               Abstentions:                       16,609              14,609
               Not Voted:                        669,650             671,650

     (2) A proposal to approve the adoption of the Company's 1998 Incentive and Nonstatutory Stock Option Plan which will reserve 200,000 shares that can be optioned and sold thereunder:

               Affirmative Votes:                            893,104
               Negative Votes:                                34,298
               Abstentions:                                   16,079
               Not Voted:                                    940,283

     (3) A proposal to ratify the selection of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.

               Affirmative Votes:                          1,209,815
               Negative Votes:                                   516
               Abstentions:                                    3,783
               Not Voted:                                    669,650

Item 5. Other Information

        Stockholders are hereby notified that if they wish to submit a proposal for consideration at the Company's 1999 annual meeting of stockholders, but do not wish to submit the proposal for inclusion in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, they must deliver a written copy of their proposal no later than March 16, 1999. Proposals should be delivered to the Company's principal executive offices, 1282 West Arrow Highway, Upland, CA 91786, and Attention: Ira C. Norris. To avoid controversy and establish timely receipt by the Company, it is suggested that stockholders send their proposals by certified mail return receipt requested.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             10.1 Promissory Note between the Norris Living Trust and Business Bank of California dated July 15, 1998.

             10.2 Modification of Secured Promissory Note between Ira C. Norris, Trustee, Norris Living Trust and Inco Homes Corporation dated June 26, 1998.

             10.3 Modification of Secured Promissory Note between Ronald L. Neeley and Lucille A. Neeley, Co-Trustees under the Neeley Revocable Family Trust and Inco Homes Corporation dated June 26, 1998.

             27.1  Financial Data Schedule.

        (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1998.

                            INCO HOMES CORPORATION

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INCO HOMES CORPORATION



Date: August 13, 1998                    By:    /s/ Ira C. Norris
                                                --------------------------------
                                                IRA C. NORRIS
                                                Chairman of the Board, President
                                                and Chief Executive Officer



Date: August 13, 1998                    By:    /s/ David A. Fogg
                                                --------------------------------
                                                DAVID A. FOGG
                                                Chief Operating Officer and
                                                Chief Financial Officer