Form 10QSB
period 1998-09-30
INCO HOMES CORP
filed 1998-11-16
CIK 897432

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


    ----------------------------------------------------------------------


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

                             YES   X        NO
                                 -----         -----

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.


                                                    Outstanding at
            Class of Common Stock                 September 30, 1998
            ---------------------                 ------------------
               $.01 par value                          2,095,800

--------------------------------------------------------------------------------

                             INCO HOMES CORPORATION

                                     INDEX




                                                                                       Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and
           December 31, 1997.............................................................. 3

           Consolidated Statements of Operations (Unaudited) for the Three
           Months and Nine Months Ended September 30, 1998 and 1997....................... 4

           Consolidated Statements of Cash Flows (Unaudited) for the Nine
           Months Ended September 30, 1998 and 1997....................................... 5

           Notes to Consolidated Financial Statements (Unaudited)......................... 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................................. 10

PART II.   OTHER INFORMATION............................................................. 19

Item 1.    Legal Proceedings............................................................. 19

Item 6.    Exhibits and Reports on Form 8-K.............................................. 20

SIGNATURES .............................................................................. 21

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                   September 30,      December 31,
                                                            -------------------------------
                                                                1998               1997
                                                                ----               ----
                                                             (unaudited)
ASSETS
Cash                                                         $      910       $      736
Real estate inventories                                          28,484           27,329
Deferred tax asset                                                2,204            2,200
Other assets                                                        822              669
                                                             -----------      -----------

        Total assets                                         $    32,420      $    30,934
                                                             ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                     $     6,385      $     5,580
Notes payable                                                     20,309           19,202
Line of credit                                                       921              330
Notes to stockholders                                              2,289            1,187
                                                             -----------      -----------

        Total liabilities                                    $    29,904      $    26,299
                                                             ===========      ===========


Minority partners' investment in consolidated partnerships           391              545

Stockholders' Equity
     Preferred stock - $.01 par value; 1,000,000 shares
         authorized;  2,340 shares issued and outstanding
         for 1998 and 1997                                         2,340            2,340
     Common stock - $.01 par value; 20,000,000 shares
         authorized;  2,095,764 and 1,637,096 shares issued
         and outstanding for 1998 and 1997                            21               16
     Additional paid in capital                                   43,029           42,876
     Deficit                                                     (43,265)         (41,142)
                                                             -----------      ------------
        Total stockholders' equity                                 2,125            4,090
                                                             -----------      ------------
        Total liabilities and stockholders' equity           $    32,420      $    30,934
                                                             ===========      ============

See accompanying notes to financial statements

INCOME HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                          For the Three Months Ended          For the Nine Months Ended
                                                                 September 30,                       September 30,
(Dollars in thousands, except per share data)             ---------------------------        -------------------------
                                                              1998             1997              1998           1997
                                                          ----------        ---------        ----------     ----------
Revenue from home sales                                   $    6,937        $   3,330        $   20,341     $   12,202
Revenue from land and lot sales                                    -              333                 -            933
                                                          ----------        ---------        ----------     ----------
                                                               6,937            3,663            20,341         13,135
                                                          ----------        ---------        ----------     ----------
Cost of homes sold                                             6,255            3,218            18,957         11,665
Cost of land and lots                                              -              427                 -          1,094
                                                          ----------        ---------        ----------     ----------
                                                               6,255            3,645            18,957         12,759
                                                          ----------        ---------        ----------     ----------
       Gross profit                                              682               18             1,384            376
                                                          ----------        ---------        ----------     ----------

Provision for write-down of real estate                            -                -                 -          9,213
Selling and marketing expenses                                   753              662             2,435          2,382
General and administrative expenses                              389              380             1,236          1,155
                                                          ----------        ---------        ----------     ----------
                                                               1,142            1,042             3,671         12,750
                                                          ----------        ---------        ----------     ----------
       Operating loss                                           (460)          (1,024)           (2,287)       (12,374)

Other income                                                      15                3               160             65
                                                          ----------        ---------        ----------     ----------

       Loss before minority partners' share
          and provision (benefit) for income taxes              (445)          (1,021)           (2,127)       (12,309)

Minority partners' share                                           9              (96)               (4)          (209)
                                                          ----------        ---------        ----------     ----------
       Loss before provision (benefit) for income
        taxes                                                   (454)            (925)           (2,123)       (12,100)

Provision (benefit) for income taxes                               -                -                 -              -
                                                          ----------        ---------        ----------     ----------
       Loss before extraordinary item                           (454)            (925)           (2,123)       (12,100)

Extraordinary item                                                 -                -                 -          1,332
                                                          ----------        ---------        ----------     ----------
       Net loss                                           $     (454)       $    (925)       $   (2,123)    $  (10,768)
                                                          ==========        =========        ==========     ==========
Basic and diluted net loss per common share               $    (0.24)       $   (0.57)       $    (1.18)    $    (6.62)
                                                          ==========        =========        ==========     ==========
Weighted average number of common shares
   outstanding                                             2,095,764        1,637,096         1,944,667      1,637,096
                                                          ==========        =========        ==========     ==========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             For the Nine Months Ended September 30,
                                                                             ---------------------------------------
(Dollars in thousands)                                                            1998                    1997
                                                                                  ----                    ----
Cash flows from operating activities:
     Net loss                                                                $   (2,123)              $  (10,768)
     Adjustment to reconcile net loss to net cash provided by
        (used in) operating activities:
        Extraordinary item                                                                                (1,332)
        Provision for write-down of real estate                                                            9,213
        Minority partners' share                                                     (4)                    (209)
        Increase in real estate inventories                                      (1,139)                  (2,559)
        Increase in deferred income tax asset                                                                  -
        Increase in other assets                                                   (169)                    (133)
        Increase (decrease) in accounts payable and accrued liabilities           1,012                     (764)
                                                                             ----------               ----------
               Net cash used in operating activities                             (2,423)                  (6,552)
                                                                             ----------               ----------
Cash flow from financing activities:

     Proceeds from notes payable secured by real estate                          21,261                   20,238
     Repayments on notes payable secured by real estate                         (20,154)                 (15,967)
     Proceeds from line of credit                                                   909                    1,237
     Repayments on line of credit                                                  (318)                  (2,188)
     Proceeds from notes to stockholder                                           1,000                    2,622
     Repayments on notes to stockholder                                                                     (283)
     Repayments to minority partners                                               (150)                       -
     Proceeds from sale of common stock                                              49                      500
     Costs of stock issuance and reverse stock split                                                         (35)
                                                                             ----------               ----------
               Net cash provided by financing activities                          2,597                    6,124
                                                                             ----------               ----------

Net increase in cash and cash equivalents                                           174                     (234)

Cash and cash equivalents at beginning of year                                      736                      586
                                                                             ----------               ----------
Cash and cash equivalents at end of period                                   $      910               $      352
                                                                             ==========               ==========

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended September 30, 1998 and 1997, the Company incurred $80,000 and $50,000, respectively, in model home design fees and reimbursements for the cost of the model home furnishings with Nancy Orman Interiors. For the nine months ended September 30, 1998 and 1997, the Company incurred $192,000 and $155,000, respectively, in fees and costs with Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris, the Company's Chairman of the Board, President and Chief Executive Officer.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at September 30, 1998 is a loan with a balance of $474,000 from HRIP, secured by one of the Company's projects in Fontana, California. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company, Inc. ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $11,020,000 through September 30, 1998. USA has earned fees for these loans totaling $1,118,000, of which $909,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% to 15.25%, with the average being 13.67%. The outstanding balance of these loans at September 30, 1998 was $6,498,270. Additionally, in September 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. In March 1998, the Company was notified that the option was terminated for failure to pay real estate taxes and Mello Roos assessments of approximately $170,000. The Company anticipates that it will be able to purchase lots in the future at fair market value.

NOTE 3 - NOTES TO STOCKHOLDERS

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at September 30, 1998 was $130,970, which includes accrued interest of approximately $9,096.

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

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 1999. The balance owing under this note at September 30, 1998 was $563,315, which includes accrued interest of approximately $63,315.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company until May 1, 1998, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned
     above.   The balance owing under this note at September 30, 1998 was
     $594,958, which includes accrued interest of approximately $94,958.

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

NOTE 5 - NET LOSS PER COMMON SHARE

     Loss per share for the three-month and nine-month periods ended September 30, 1998 and 1997 is calculated as follows:

                                               For the Three Months               For the Nine Months Ended
   (In thousands, except per share data)        Ended September 30,                      September 30,
                                        ---------------------------------     --------------------------------
                                             1998               1997               1998              1997
                                        --------------     --------------     --------------     -------------

   Net loss                              $     454           $     925          $   2,123          $ 10,768
   Cumulative preferred dividends               59                                    181
                                        --------------     --------------     --------------     -------------

   Net loss to common shareholders       $     513           $     925          $   2,304          $ 10,768
                                        ==============     ==============     ==============     =============

   Weighted average number of common
   shares outstanding                    2,095,764           1,637,096          1,944,667         1,637,096


   Basic and diluted loss per share          $0.24               $0.57              $1.18             $6.58

   Dilutive potential common shares         57,279                                 57,279

     Since losses have occurred in all periods presented, the inclusion of dilutive potential common shares (principally stock options and warrants) to calculate diluted loss per share would be anti-dilutive.

NOTE 6 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1997 to September 30, 1998, is reconciled as follows:

                                                                   Common Stock
                                         Preferred Stock       and Additional Paid
        (Dollars in thousands)                                      in Capital
                                      -----------------------------------------------------------------------
                                        Shares     Amount      Shares       Amount      Deficit      Total
                                      -----------------------------------------------------------------------
        Balance - December 31, 1997     2,340      $2,340      1,637,096    $42,892     $(41,142)    $ 4,090
        Common stock issued              --          --          458,704        158         --           158
        Net loss                         --          --             --         --         (2,123)     (2,123)
                                      -----------------------------------------------------------------------

        Balance - September 30, 1998    2,340      $2,340      2,095,800    $43,050     $(43,265)    $ 2,125
                                      =======================================================================

     Common Stock was issued in the nine months ended September 30, 1998 in various private transactions with sales prices totaling $806,581. Pursuant to these transactions, (i) in December 1997, the Company received $100,000 in cash and was relieved of debt in the amount of $200,000, (ii) in January 1998, the Company received $6,000 in consulting services, (iii) in March 1998, the Company was relieved of accounts payable in the amount of $72,500, (iv) in May 1998, the Company was relieved of accounts payable in the amount of $28,081, (v) the Company received $350,000 in November 1997 and $50,000 through February 1998 pursuant to the exercise of warrants, and
     (vi) the stock for those items listed in (i) and (v) were issued during the first nine months of 1998. See Part I, Item 2.--Liquidity and Capital Resources.

     In November 1992, the Board of Directors and stockholders of the Company adopted the Company's initial stock option plan (the "Initial Plan"), which provides for the grant of options to purchase up to 100,000 shares of Common Stock. In June 1998, the Board of Directors and stockholders of the Company adopted the 1998 Incentive and Nonstatutory Stock Option Plan (the "1998 Plan") and reserved 200,000 shares of Common Stock to be optioned and sold under the 1998 Plan. The discretionary option grant program provides for the grant of options to purchase shares of the Company's Common Stock to key employees (including officers and directors) and consultants of the Company. The options issued to employees are subject to certain vesting requirements. The options issued to directors may be exercised in full six months after the grant date.

     As of September 30, 1998, 58,529 options were outstanding under the Initial Plan at prices ranging from $1.563 to $6.00 per share, and 82,668 options were outstanding under the 1998 Plan at $3.25 per share. No options to purchase shares of Common Stock had been exercised.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As of September 30, 1998, the Company had open escrows to purchase two parcels of land for future residential developments with the purchase price totaling $1,050,000.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the matters discussed in this report contain forward-looking statements that involve risks and uncertainties that could cause results to differ materially, including the land valuation write-downs, changing market conditions, and other risks detailed in this report, the Company's Annual Report on Form 10-KSB, as amended, and other documents filed by the Company with the Securities and Exchange Commission from time to time. Such forward-looking statements can be identified by the use of the words "expects", "anticipates", "will", "believes", "may" and "could" or the negatives thereof as well as other similar expressions.

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

RESULTS OF OPERATIONS

Revenue from Home Sales

Revenue from home sales increased to $6,937,000 during the three months ended September 30, 1998, from $3,330,000 during the three months ended September 30, 1997, representing an increase of $3,607,000 or 108.3%. The Company closed sales of 42 homes at an average sales price of $165,000 during the three months ended September 30, 1998 compared to 26 home closings at an average sales price of $128,000 during the three months ended September 30, 1997, a 61.5% increase in closings and a 28.9% increase in average sales price.

Revenue from home sales also increased to $20,341,000 during the nine months ended September 30, 1998, from $12,202,000 during the nine months ended September 30, 1997, representing an increase of $8,139,000 or 66.7%. The Company closed sales of 137 homes at an average sales price of $148,000 during the nine months ended September 30, 1998 compared to 99 home closings at an average sales price of $123,000 during the nine months ended September 30, 1997, a 38.4% increase in closings and a 20.3% increase in average sales price.

The Company attributes the increase in revenue, number of homes sold and average sales price of homes sold during both the three months and nine months ended September 30, 1998 to improvement in the overall Southern California housing climate as a result of lower interest rates and a general improvement in the Southern California economic condition as well as an increased demand for affordable housing.

The following table sets forth, for the periods indicated, the number of home sales by the Company:

                                                    Home Sales for the            Home Sales for the
                                                       Three Months                   Nine Months
                                                    Ended September 30,           Ended September 30,
                                                 ------------------------     --------------------------
                                                    1998          1997             1998           1997
                                                 ----------   -----------     -----------    -----------
     High Desert of San Bernardino and
       Los Angeles Counties                           21            17              58             71
     Inland Riverside and San Bernardino
       Counties                                       21             9              79             28
                                                 ----------   -----------     -----------    -----------
       Total Number of Homes                          42            26             137             99
                                                 ==========   ===========     ===========    ===========

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended September 30, 1998 was $6,255,000, an increase of $3,037,000, or 94.4%, from $3,218,000 during the three months ended September 30, 1997. Cost of homes sold as a percentage of revenue decreased to 90.2% for the three months ended September 30, 1998 from 96.6% for the same period in 1997. Cost of homes sold for the nine months ended September 30, 1998 was $18,957,000, an increase of $7,292,000, or 62.5% from $11,665,000 during the nine months ended September 30, 1997. Cost of homes sold as a percentage of revenue decreased to 93.2% for the nine months ended September 30, 1998 from 95.6% for the same period in 1997.

The decrease in cost of homes sold as a percentage of revenue for both the three months and nine months ended September 30, 1998 is the result of the increased sales prices of homes which were partially offset by higher carrying costs.

Selling and Marketing Expenses

Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

Selling expenses were $357,000 and $200,000 for the three months ended September 30, 1998 and 1997, respectively, an increase of 78.5%. Selling expenses as a percentage of revenue were 5.1% and 7.0% for the three months ended September 30, 1998 and 1997, respectively. Selling expenses were $1,091,000 and $1,000,000 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 9.1%. Selling expenses as a percentage of revenue were 5.4% and 7.6% for the nine months ended September 30, 1998 and 1997, respectively.

The decrease in selling expenses as a percentage of revenue for the three months ended September 30, 1998 is primarily due to the increased sales volume of homes.

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

Marketing expenses were $396,000 and $400,000 for the three months ended September 30, 1998 and 1997, respectively, representing a decrease of 1.0%. As a percentage of revenue, marketing expenses were 5.7% and 10.9% for the three months ended September 30, 1998 and 1997, respectively. Marketing expenses were

$1,344,000 and $1,382,000 for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of 4.2%. As a percentage of revenue, marketing expenses were 6.6% and 10.6% for the nine months ended September 30, 1998 and 1997, respectively.

The Company attributes the decrease in marketing costs as a percentage of sales to the increased sales volume of homes and more efficient use of newspaper and magazine advertising. The decrease was offset partially by increased expenses from the use of billboards and other signs and greater aggregate payments made pursuant to the Company's customer referral program.

During the third quarter of 1998 and 1997, the Company was selling homes from eight and six projects, respectively. In the first nine months of 1998, the Company had one grand opening, which occurred in the second quarter and incurred marketing costs related to a second grand opening that occurred early in the fourth quarter. In the first nine months of 1997, the Company had one grand opening, which occurred in the second quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expenses.

General and administrative expenses were $389,000 and $380,000 for the three months ended September 30, 1998 and 1997, respectively, an increase of 2.4%. As a percentage of revenue, general and administrative expenses were 5.6% and 10.4% for the three months ended September 30, 1998 and 1997, respectively. General and administrative expenses were $1,236,000 and $1,155,000 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 7.0%. As a percentage of revenue, general and administrative expenses were 6.1% and 8.8% for the nine months ended September 30, 1998 and 1997, respectively.

The decrease in general and administrative expenses primarily reflects the Company's continuing cost reduction measures.

Other Income

Other income includes development fees, interest earned on cash balances related to certain projects and miscellaneous income. Other income was $15,000 and $3,000 for the three months ended September 30, 1998 and 1997, respectively and $160,000 and $65,000 for the nine months ended September 30, 1998 and 1997, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are FERHP and Triumph.

The minority partners' share of gains and losses was $9,000 gain and $96,000 loss for the three months ended September 30, 1998 and 1997, respectively, and $4,000 loss and $209,000 loss for the nine months ended September 30, 1998 and 1997, respectively.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes represents federal income taxes based on net income (loss) computed at the effective federal tax rate plus state income taxes computed at the effective tax rate, net of federal tax benefit, as adjusted for regulations affecting net operating losses.

For the three months ended September 30, 1998 and 1997, the Company increased its valuation allowance by $182,000 and $370,000 respectively, and for the nine months ended September 30, 1998 and 1997, the Company increased its valuation allowance by $849,000 and $4,300,000 respectively. Both of these increases in the valuation allowance were in an amount equal to the deferred tax benefit of operating expense that would have otherwise been recorded. As of December 31, 1997, the Company had net operating loss carryforwards for federal income tax purposes of $33,931,000 that are available to offset future federal taxable income. Of these federal net operating losses, $3,695,000, $5,046,000, $7,830,000 and $17,360,000 expire in the years 2009, 2010, 2011 and 2012, respectively.

Backlog

The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a majority of the homes to be built in a phase of a project before construction commences. Such sales contracts are usually subject to certain contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home and thus may not be completed. Homes covered by such sales contracts, as well as completed homes covered by such sales contracts, are considered by the Company as its backlog. The Company does not recognize revenue except accrued fees on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. The following table sets forth the Company's backlog at the dates indicated:

                                                          September 30,
                                                    -------------------------
                                                        1998           1997
                                                    -----------   -----------
    High Desert of San Bernardino and Los Angeles
      Counties                                           26           36
    Inland San Bernardino and Riverside Counties         40           38
    Projects Built for a Fee (See Liquidity and
      Capital Resources)                                 25           --
                                                    -----------   -----------
    Total Number of Homes                                91           74
                                                    ===========   ===========

    Aggregate Sales Value                           $11,425,000   $10,435,000
                                                    ===========   ===========

    Average Sales Price                               $126,000      $141,000
                                                    ===========   ===========

The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts.
In the first nine months of 1998 the Company had one grand opening, and the Company also had one grand opening in the first nine months of 1997.

The Company's backlog increased 23.0% to 91 homes at September 30, 1998 from 74 homes at September 30, 1997. The aggregate sales value of homes in backlog increased by $990,000 or 9.5% primarily due to the increase in number of homes under sales contracts. The average sales price of homes in backlog decreased by $15,000 or 10.6% due to a change in the mix of homes offered for sale. The increase in backlog is attributable to the strengthening market for single family homes in Southern California's inland regions and the growing number of new home communities from which we are selling. Included in the "Aggregate Sales Value" of the backlog is the value of the homes which are being built for a fee and only the fee will represent revenue that will eventually be recognized in the Company operating statement. No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period.

Net Orders

Net orders represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders for the dates indicated:

                                                               For the                             For the
                                                            Three Months                         Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                        ------------------------           -----------------------
                                                           1998           1997               1998           1997
                                                        ---------     ----------           ---------     ---------
   High Desert of San Bernardino and Los Angeles
     Counties                                               15             20                 63              55
   Inland San Bernardino and Riverside Counties             47             15                105              36
   Projects Built for a Fee (See Liquidity and
      Capital Resources)                                    20             --                 40              --
                                                        ---------     ----------           ---------     ---------
   Total                                                    82             35                208              91
                                                        =========     ==========           =========     =========

Net new orders increased to 82 homes from 35 homes for the three months ended September 30, 1998 and 1997, respectively, an increase of 134%. Net new orders increased to 208 homes from 91 homes for the nine months ended September 30, 1998 and 1997, respectively, an increase of 129%. The Company believes that the increase in net orders is attributable to improving market conditions in certain of the geographic areas of Southern California in which the Company conducts operations.

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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending December 31, 1998. Reclassification of prior year financial statements for comparative purposes is required. At September 30, 1998, the Company has no elements which give rise to reporting comprehensive income.

FASB has also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending December 31, 1998. The Company does not believe that this pronouncement will have a significant impact on the reporting practices of the Company.

Year 2000 Compliance

The Year 2000 ("Y2K") problem is the result of computer programs being written using two digits rather than four to define the applicable year. Thus the year 1998 is represented by the number "98" in many software applications. Consequently, on January 1, 2000 the year will jump back to "00" in accordance with many non-Y2K compliant applications.

During the latter part of 1997 and into 1998, the Company has been replacing all of its older computers and systems with current models. With the exception of its file server and netware the Company believes that this has been accomplished at this time. The estimated cost of replacing the file server and netware is less than $10,000 and will be accomplished in early 1999. The Company's financial accounting software system was an old system and as of October 1998 is in the process of being converted to a new Y2K compatible software package.

The Company has initiated communication with third party vendors to determine the extent to which the Company may be vulnerable to failure of third parties to address their own Y2K issues. The Company, however, is unable to control Y2K system issues relating to third parties, including its customers and suppliers. The Company's management does not believe that third party Y2K changes will have a material impact on the operating results or financial condition of the Company, however there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various providers of capital an investment of additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

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

The Company is in the process of making a private offering (the "Offering") of up to $5,000,000 of Subordinated Investment Notes ("Investment Notes") bearing interest at the rate of 15% per annum. The Investment Notes will have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note will be $10,000. The Offering will terminate on February 9, 1999, but may be extended by the Company to a date not later than July 31, 1999. The Company is conducting the Offering through its employees and is employing the services of a placement agent to assist it in the Offering. Net proceeds, if any, from the Offering will be used for working capital. As of September 30, 1998, the Company had received subscriptions for the Investment Notes totaling $170,000.

The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

In 1997, the Company established a relationship with USA, which has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in amounts totaling $11,020,000 through September 30, 1998. Funds have been utilized to refinance projects, to purchase additional land for future homes, and to develop some of this land. Additionally, in June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans with a commercial bank secured by this project. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company fails to repurchase the minimum number of lots in any year, the option terminates. The investors are to receive one half of the cash generated upon the sale of these single-family homes constructed by the Company on the repurchased lots, and USA Real Estate is to receive a fee of $1,000 for each home sold. If the Company approves a bulk sale of these lots by the investors, the Company is to receive one half of any profits earned. In March, 1998 the Company was notified that the option was terminated for failure to pay real estate taxes and Mello Roos assessments of approximately $170,000. Thomas A. Hantges owns 67% of both USA and USA Real Estate. Mr. Hantges became a director of the Company in January 1998. The Company anticipates that it will be able to purchase lots at fair market value.

USA has earned fees totaling $1,118,000 for providing these loans to the Company, of which $909,000 has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on loans provided by USA range from 12.25% for certain loans secured by a first deed of trust to 15.25% for certain subordinated land loans, with the average being 13.67% . The outstanding balance of these loans at September 30, 1998 was $6,498,000.

From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. An unsecured note to the Norris Living

Trust, bearing interest at 10% and maturing on December 23, 1998, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The balance owing under this note at September 30, 1998 was $130,970, which includes accrued interest of approximately $9,096.

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

In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10% and was due in June 1998 and has been extended until June 1999. The balance owing under this note at September 30, 1998 was $563,315, which includes accrued interest of approximately $63,315.

In July 1998, Business Bank provided a Line of Credit of up to $1,000,000 directly to the Norris Living Trust with the understanding that funds drawn on the Line of Credit would, in turn, be made available by the borrower to the Company's wholly owned subsidiary Huntington Homes LLC ("Huntington Homes") to provide needed working capital to help finance its operations.

Since a borrower who would accommodate the Company in this manner (the "Accommodating Borrower") would be at substantial personal risk under the Line of Credit, the Board of Directors felt it reasonable to compensate the Accommodating Borrower for incurring this risk for the Company. The Board determined that fair compensation would be to issue a three-year warrant to purchase up to an aggregate of 200,000 shares of Common Stock (the "Warrant") to the Accommodating Borrower.

Ira C. Norris advised the Board of Directors of his willingness to obtain the Line of Credit on behalf of Huntington Homes in this manner. Accordingly, on July 15, 1998, Mr. Norris, using the Norris Living Trust he created for the benefit of himself and his family, obtained the Line of Credit and has agreed to furnish the proceeds drawn under the Line of Credit to Huntington Homes. The Company is seeking stockholder approval for the issuance of the warrant at a special meeting of stockholders to be held on December 11, 1998. Accordingly, if stockholders approve the issuance of the Warrant, the Norris Living Trust would receive a Warrant to purchase 200,000 shares of Common Stock.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a former director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at September 30, 1998 was $594,958, which includes accrued interest of approximately $94,958.

All of the above transactions with Mr. Norris and the Company's other current and former directors were unanimously approved by the disinterested members of the Company's board of directors.

In December 1996, the Company issued a warrant to purchase 200,000 shares of Common Stock in a private transaction to Overland Company, Inc. ("OCI"), a corporation affiliated with Overland Opportunity Fund, LLC ("Overland"). Overland owned 9.5% of the Company's Common Stock at September 30, 1998. The warrant was issued as compensation for services to be performed pursuant to a consulting agreement entered into with OCI in December 1996. The consulting agreement is for a term of two years during which OCI, on a non-exclusive basis, is to seek out, investigate and pursue residential development projects and present them to the Company for its consideration and approval. The warrant was exercisable within eighteen months of the date of the agreement at a price of $5.25 per share. Beginning in November 1997, the Company offered OCI the opportunity to exercise the warrant for an exercise price of $2.00 per share. From November 1997 through February 1998, OCI assigned portions of its total interest in the warrant to third parties. The Company received $350,000 in 1997 and $50,000 in

1998 from these third parties as deposits pursuant to the exercise of the warrants for all 200,000 shares. The stock certificates were issued in June 1998.

In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 139 lots owned by the third party in Moreno Valley, California. All financing and bonding is the responsibility of the third party. The Company receives compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes. The Company assumes the home warranty costs for which it is paid $750 per house. During the three months ended September 30, 1998, the Company received an aggregate of $43,500 for overhead draws.

The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At September 30, 1998, aggregate borrowings of $17,800,000 were outstanding under these facilities and $7,300,000
was available for further qualified project finance borrowing.   Interest rates
on these loans range from 7.625% to 15.25%, with the average being 10.57%.

The Company has two unsecured revolving lines of credit totaling $1,250,000 with commercial banks that bear interest at the prime rate plus 1.0%. The net outstanding balance under these lines of credit at September 30, 1998 was $921,000. At the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes. The Company had available approximately $200,000 on one of these credit facilities at September 30, 1998.

The availability of borrowed funds for homebuilders, especially for land acquisition and construction financing is variable. Currently such financings are generally available, but some lenders have been requiring borrowers to invest increased amounts of equity in a project in connection with both new loans and the extension of existing loans.

                             INCO HOMES CORPORATION


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Except as disclosed below, the Company is involved only in routine litigation arising in the ordinary course of business. Such matters, if decided adversely to the Company, would not, in the opinion of management, have a material adverse effect on the financial condition of the Company. In addition, from time to time, the Company could become involved in litigation in connection with claims of development or construction defects, which matters, if decided adversely to the Company, could have a material adverse effect on the financial condition of the Company.

     In May 1994, the owners of 11 homes sold by the Company at its 201-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents were signed in April and May 1998, which included all necessary releases and dismissals of all complaints. Management believes that any obligations the Company may have relating to the self-insured retentions included in its insurance policies will not be material. Subsequent to September 1998, the owners of 8 homes in this project filed a complaint in the Superior Court of California in Riverside County. The complaint alleges, among other things, defective material and workmanship, negligence, nuisance, strict liability, breach of express and implied warranty. The plaintiffs are seeking general, special and punitive damages in an unspecified amount, and attorney fees.

     In September 1998, the owners of 30 homes sold by the Company at its 261-home Spirit project located in Murrieta, California filed a complaint against Inco Homes Corporation in the Superior Court of California in Riverside County. The complaint alleges, among other things, defects in design and material, negligence, strict liability and breach of implied warranty. The plaintiffs are seeking compensatory and special damages in an unspecified amount, attorney fees and interest at the legal rate.

     Subsequent to September 1998, the owners of 10 homes sold by the Company at its 185-home Southlake at Sunnymead Ranch project located in Moreno Valley, California filed a complaint against SMR Housing Development, a wholly-owned subsidiary of the Company, in the Superior Court of California in Riverside County. The complaint alleges, among other things, construction failures and deficiencies, negligence, strict liability and breach of express and implied warranty. The plaintiffs are seeking compensatory and special damages in an unspecified amount, attorney fees and interest at the legal rate.

     The Company believes that the claims made against it are without merit and intends to vigorously defend itself in each action. The Company believes that these claims will not have a material adverse effect on the Company's business.

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

Items 2 through 5.  Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              27.1  Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended September 30, 1998.

                            INCO HOMES CORPORATION

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INCO HOMES CORPORATION



Date: November 16, 1998        By:  /s/ Ira C. Norris
                                    --------------------------------
                                    IRA C. NORRIS
                                    Chairman of the Board, President
                                    and Chief Executive Officer



Date: November 16, 1998        By:  /s/ David A. Fogg
                                    --------------------------------
                                    DAVID A. FOGG
                                    Chief Operating Officer and
                                    Chief Financial Officer