Form 10KSB40
period 1998-12-31
INCO HOMES CORP
filed 1999-07-09
CIK 897432

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from          to


                        Commission file number 0-21378

                               ---------------

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

                               ---------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:

                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                                 Common Stock
                               (Title of class)

                               ---------------

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Revenues of the issuer for the year ended December 31, 1998 were $29,241,000.

   The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 1999 was $1,756,000.

   The number of shares outstanding of each of the issuer's classes of common stock on June 30, 1999 was as follows:

           Common Stock (par value $.01 per share) 2,210,073 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Definitive Proxy Statement relating to the Company's 1999 Annual Meeting to be filed hereafter (incorporated into Part III hereof).

   Transitional Small Business Disclosure Format: Yes [_] No [X]

===============================================================================

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

     During 1998, prices for the Company's homes, including a project being built for a fee, ranged from $75,990 to $221,990, with an average sales price of $141,260. The Company believes that its focus on affordable housing and history of developing and delivering these types of homes since 1976 has helped it to develop a positive reputation in this market with homebuyers.

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

     The Company places great emphasis on customer service and relations and maintaining favorable visibility in the markets in which the Company builds homes. This emphasis on customer service and relations and the Company's value-driven product have earned the Company substantial referrals and a favorable reputation among homebuyers and local governments. The Company believes that customer service and relations is an integral part of its strategy. See "-- Customer Service and Relations."

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

Southern California Housing Markets

     The Company currently conducts all of its business in the Southern California Counties of San Bernardino, Riverside and Los Angeles. The Company believes that the depressed economic and real estate conditions in Southern California over the last several years had adversely affected its results of operations, most particularly in the high desert region of San Bernardino County. The Company now believes that the economy in the inland empire has improved significantly. The Company has experienced improved sales in recent months, sales prices have been increased and incentives offered to prospective purchasers have decreased. Management hopes that the improved conditions will continue but there can be no assurance that they will. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                 [Remainder of page intentionally left blank]

                        Summary of Residential Projects

     Table I presents information relating to the Company's projects completed since 1987. All homes are single-family detached homes.

                    TABLE I - PROJECTS COMPLETED SINCE 1987

                                                                                       Total
                                                                                       Number
                                                                             Year        of        Sales Price
Project                               City              County            Completed    Homes        Range (1)
-------                               ----              ------            ---------    -----        ---------
Liberty Village                       Victorville       San Bernardino       1987       784       $ 49,990-$85,990
Moreno Del Rey                        Moreno Valley     Riverside            1987       119         89,990-123,990
Atlantic Village                      Palmdale          Los Angeles          1988       127         92,990-105,990
Catalina Collection                   Moreno Valley     Riverside            1989       124         99,990-155,990
Southlake                             Moreno Valley     Riverside            1989       185        104,990-154,990
Pacific Village                       Palmdale          Los Angeles          1991       283        112,990-210,990
Liberty Village                       Victorville       San Bernardino       1991       446         80,990-108,990
Country Village                       Victorville       San Bernardino       1991       189         85,990-135,990
Mustang Series at Northfork           Murrieta          San Bernardino       1992       123        129,990-198,990
Hunter Classic at Northfork           Murrieta          San Bernardino       1992        77        194,990-255,990
Paloverde at Eagle Ranch              Victorville       San Bernardino       1992       116        112,990-147,990
American Traditions                   Palmdale          Los Angeles          1993        89         99,990-127,990
Estates of Chaparral at Eagle Ranch   Victorville       San Bernardino       1994        88        169,990-219,990
Summerplace                           Indio             Riverside            1994       156         84,990-108,990
Dakota at Eagle Ranch                 Victorville       San Bernardino       1995        79        102,990-133,490
Spirit at Eagle Ranch                 Victorville       San Bernardino       1995       104        119,990-153,990
Pride at Eagle Ranch                  Victorville       San Bernardino       1995        39         89,990-127,990
American Traditions                   Adelanto          San Bernardino       1995       401         79,990-100,990
Harmony                               Adelanto          San Bernardino       1995        25         97,990-130,990
Hometown                              Adelanto          San Bernardino       1995       526          72,990-85,990
Victory Lenwood                       Lenwood           San Bernardino       1995        24          53,990-63,990
Pride at Wildrose                     Corona            Riverside            1995       102        126,990-151,490
Spirit                                Murrieta          Riverside            1995       261        133,990-171,990
Pride at Tradition East               Chandler          Maricopa             1995        73 (2)     91,990-121,990
Reunion at Tradition East             Chandler          Maricopa             1995       103 (2)     85,990-110,990
Victory at Amberlea                   Phoenix           Maricopa             1995        55 (2)      66,990-91,990
Hometown                              Las Vegas         Clark                1995        63 (2)     84,990-105,990
Reunion                               Las Vegas         Clark                1995        58 (2)     99,990-122,990
Victory                               Las Vegas         Clark                1995        22 (2)      72,990-94,990
Ventana                               Victorville       San Bernardino       1996       196        136,990-169,990
Reunion                               Adelanto          San Bernardino       1997        72         91,990-118,990
Spirit                                Corona            Riverside            1997       102        170,000-219,000
Victory Lane                          Adelanto          San Bernardino       1998       331          59,990-82,990
Winners Circle                        Adelanto          San Bernardino       1998        12         89,990-119,990
Spirit                                Palmdale          Los Angeles          1998        81        139,000-166,000
Hometown (formerly Reunion)           Lake Elsinore     Riverside            1998        63         99,990-141,990
                                                                                       -----
     Total                                                                             5,698

_________________
(1) Sales price range reflects base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.
(2) Reflects homes closed by the Company prior to the December 1995 sale of the Phoenix and Las Vegas divisions.

     Table II presents information as of December 31, 1998 relating to the Company's projects in which construction is either in progress or is in the planning process. All homes are single-family detached homes. In all cases the Company either owns the land or has a contract or option to acquire the land, and all such land is entitled.

                                      TABLE II - CURRENT AND PLANNED PROJECTS
                                                                                            Anticipated
                                                   Estimated                  Home Sites    or Actual
                                                     Number         Homes     Remaining        Year
                                                  of Homes at     Closed as     as of       of Initial          Sales Price
          Project                Location (1)    Completion (2)  of 12/31/98   12/31/98    Closings3(3)8          Range(4)
          -------                ------------    --------------  -----------   --------    -------------          --------
HIGH DESERT - San Bernardino and Los Angeles Counties
-----------

Freedom at Eagle Ranch (5)       Victorville              166         46          120            1997        $110,990 - 132,540
Triumph (6)                      Lancaster                 78         77            1            1996           75,990 - 92,990
Saratoga I & II                  Palmdale                  43          2           41            1998          94,990 - 116,990
Heritage Place                   Adelanto                 326          0          326            1999           64,990 - 89,990
Monarch Collection               Lancaster                 42          0           42            1999         110,490 - 125,490
Greenbrier (7)                   Palmdale                  79          0           79            1999         138,990 - 168,990
Saratoga III (8)                 Palmdale                 166          0          166             n/a                       n/a
Vista Verde (8)                  Victorville              756          0          756             n/a                       n/a
                                                         ------     ------       ------
       Total High Desert                                  1,656        125        1,531


INLAND - San Bernardino and Riverside Counties
------

Desert Pride (formerly Reunion)  La Quinta                  150         56           94          1995         127,490 - 155,490
Bella Vita                       Fontana                     42         41            1          1997         181,990 - 221,990
Wildwood                         Fontana                     62         19           43          1998         110,190 - 147,190
Falcon Pointe                    Fontana                     76          0           76          1998         164,990 - 193,990
Hidden Oaks (9)                  Moreno Valley              139         30          109          1998          92,490 - 122,490
Country Manors                   Riverside                  154          0          154          1999         259,990 - 292,990
Lexington (7)                    Rancho Cucamonga            29          0           29          1999         229,990 - 249,990
RC-56 (7)                        Rancho Cucamonga            56          0           56          2000         239,990 - 259,990

                                                         ------     ------       ------
       Total Inland                                         708        146          562

            TOTAL COMPANY                                 2,364        271        2,093
                                                         ======     ======       ======

_________________________
(1) Victorville, Adelanto, Fontana and Rancho Cucamonga are located in San Bernardino County. Palmdale and Lancaster are located in Los Angeles County. La Quinta, Riverside and Moreno Valley are located in Riverside County.
(2) Estimated number of homes at completion is subject to change and there can be no assurance that the Company will build these homes.
(3) Anticipated year of initial closing is based on the Company's current planning estimates and forecasts, new orders and the status of construction at these projects, and therefore is subject to change.
(4) Sales price range reflects estimated base price, excluding any lot premiums, buyer-selected options and incentives, which vary from project to project.
(5) The Company is the managing general partner of, and has a 50% interest in, Freedom-Eagle Ranch Housing Partners ("FERHP"), the limited partnership that owns this project.
(6) The Company is the managing general partner of, and has a 50% interest in, Triumph-Lancaster Housing Partners ("Triumph"), the limited partnership that owns this project.
(7) Subsequent to December 31, 1998, the Company entered into a Development and Marketing Agreement with a third party to develop, construct and market these lots owned by the third party. Under this agreement: i) all financing and bonding is the responsibility of the third party; ii) the Company is to receive compensation in the form of development fees and design center profits totaling approximately 4.0% of the gross sales price of the homes; and iii) all home warranty costs are to be borne by the third party.
(8) Represents additional land owned by the Company, which may be used for future projects or may be sold in a bulk sale.
(9) In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market these lots owned by the third party. Under this Agreement: i) all financing and bonding is the responsibility of the third party; ii) the Company will receive compensation in the form of overhead draws, development fees and sales and marketing fees totaling approximately 8.0% of the gross sales price of the homes; and iii) the Company will assume the home warranty costs for which it will be paid $750 per house.

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

     The Company historically has conducted some residential development activities through partnerships and limited liability companies in order to fund a portion of the Company's land acquisition, model complex development costs and initial marketing expenditures. The Company expects to continue to utilize such arrangements when management perceives a favorable opportunity.

     With respect to its landholdings, the Company maintains the flexibility to sell parcels of land adjacent to existing phases of a project to other builders in a single transaction or a series of transactions. Sales of land and lots, which are not the Company's principal business focus, are made to take advantage of market opportunities that might exist from time to time or to generate needed cash. Accordingly, these sales vary from year to year depending on market conditions. Revenue from land sales totaled $2,342,000 in 1998 and $933,000 in 1997, respectively. Additionally, parcels of land owned by the Company and adjacent to its residential projects may be zoned for commercial use. To date, the Company has never built on commercial land, but may later sell, lease or joint venture such land with commercial property developers. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of December 31, 1998, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

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

     The Company generally provides a one-year limited warranty of workmanship and materials with each of its homes. In addition, California law provides a ten-year period during which consumers can seek redress for structural defects in new homes. The Company reserves against the possibility of charges relating to its one-year warranty. In

1998, certain homeowners in three of the Company's Southern California projects, which were completed from 1989 to 1995, filed complaints against the Company alleging construction defects. See "Item 3. Legal Proceedings."

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

     The Company has renewed effort seeking to convince the homebuying shopper that its product has superior features and livability. The Company is now offering new features such as dog care centers, bulk item storage rooms, electrical outlets in the eaves for easy installation and operation of holiday lighting, and a number of custom-added features in the master bathroom including an undercounter refrigerator, coffee bar, thoughtfully designed make-up area and a locked compartment in the medicine cabinet among a host of others.

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

     The Company maintains a design center in Southern California to provide homebuyers with a greater visual presentation of the available amenities and options, primarily in the area of flooring and window treatments. Most of the Company's homebuyers that have upgraded their flooring and window treatments have utilized the Company's design center. The company intends to expand the amenities offered by the design center to serve the growing number of consumers who desire the ability to customize and upgrade their home.

     The Company sells its homes primarily through its internal sales force, which typically work from the sales offices located at the model homes in each of the Company's subdivisions. The Company occasionally uses independent and cooperative brokers. Company personnel are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes and by assisting them with the selection of options. The Company's selection of interior features is a principal component of its marketing and sales efforts. Sales personnel are trained by the Company and attend periodic meetings to be updated on sales techniques, competitive products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans, which management believes results in reduced training costs and a more motivated sales force with extensive knowledge of the Company's operating policies and housing products.

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

     Substantially all homebuyers utilize long-term mortgage financing to purchase a home and lenders generally make loans only to borrowers who earn three to four times the total amount of the mortgage payment plus insurance and property taxes. Therefore, adverse economic conditions such as increases in unemployment and high mortgage interest rates can eliminate a substantial number of potential homebuyers from the market. When necessary, the Company will pay a fee to subsidize interest rates to assist homebuyers with financing. Under such programs, lower interest rates on mortgages are provided to the Company's homebuyers than would otherwise prevail under then-current market conditions. However, because of improving economic conditions in the inland empire and surrounding counties, the Company believes its potential home buyers may be less in need of closing cost assistance and interest rate buydowns than they were in the recent past. Although mortgage financing for qualified homebuyers was readily available during 1998, there can be no assurance that mortgage financing will remain readily available to the Company's customers as a result of changing general economic conditions and any restrictions of the ability of mortgage finance markets to provide financing for the purchase of homes by homebuyers. The Company attempts to minimize its exposure to interest rate fluctuations by purchasing mortgage financing commitments that lock in the availability of funds and interest rates at specified levels for a certain period of time and by entering into hedging contracts, as it deems necessary. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Most of the Company's current projects meet applicable Federal Housing Administration ("FHA") or Veteran's Administration ("VA") requirements. In 1998 and 1997, FHA or VA financing was provided to a substantial number of purchasers of the Company's homes. FHA and VA financing generally enables homebuyers to purchase homes with lower down payments than the down payments required by conventional mortgage lenders. The principal reason why certain of the Company's projects may not meet applicable FHA or VA requirements is that the base price of homes in those projects exceeds established FHA or VA maximum home prices. The Company believes that the availability of FHA and VA financing broadens the group of potential purchasers for the Company's homes. The VA financing limit is $203,000. The FHA financing limit is $179,050 in San Bernardino and Riverside Counties, and $208,800 in Los Angeles County. The FHA generally permits loans for up to 97% of the value of the home.

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

Customer Service and Relations

     The Company strongly believes that a high level of customer service is a key component of its homebuilder strategy. Salespeople are encouraged to develop a personal relationship with the homebuyers and offer support and guidance throughout the home buying process. The Company periodically arranges dinners for groups of homebuyers during which information is provided about the home buying process. Homebuyers are oriented to local shopping, hospitals, industry, schools and recreation and are familiarized with the homebuyers obligations in the loan and escrow procedures and the final home inspection process.

     The Company provides each homebuyer with a Homebuyer's Information Booklet describing area amenities and services, such as schools, health services and emergency services. The Booklet also contains voter registration cards, change of address forms for the Department of Motor Vehicle and United States Postal Service and a variety of other helpful moving tips. A Warranty and Information Guide identifies the subcontractors and vendors, appliances, fixtures and heating/cooling and other systems installed in the house, and provides information on warranties, maintenance and manufacturer information. The Company's utilization of these sales and closing programs are designed to reduce the prospective homebuyer's anxiety over relocating and to help the homebuyer settle into the new neighborhood.

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

Government Regulation and Environmental Matters

     The Company is subject to a variety of statutes and rules regulating certain environmental matters, as well as building design and site design.

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

Bonds and Other Obligations

     The Company is frequently required, in connection with the development of its projects, to post performance, maintenance and other bonds. The amount of these bonds outstanding at any time varies in accordance with the Company's pending development activities. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure, the Company would be obligated to reimburse the issuing surety company or bank. The Company has never defaulted on any such bond. At December 31, 1998, there were approximately $11,752,000 in outstanding bonds for such purposes.

Employees

     At December 31, 1998, the Company employed 57 persons. None of the Company's employees are covered by collective bargaining agreements. The Company believes that its relations with its employees are good. Certain of the subcontractors that the Company engages are represented by labor unions or are subject to collective bargaining arrangements.

     The Company's success is highly dependent upon the performance of its senior management and, in particular, Ira C. Norris, President of the Company. The loss of key personnel or an inability to attract, retain and motivate key personnel could have a material adverse effect on the Company's business. Mr. Norris intends to continue to devote his full time to the affairs of the Company.

     At April 30, 1999, the Board of Directors and officers of our company beneficially owned 29.8% of our outstanding common stock. The ownership positions of the members of management, together with the anti-takeover effect of certain provisions contained in the Company's Restated Certificate of Incorporation and Restated Bylaws, may have the effect of delaying, deferring or preventing a change in control of the Company. These factors could have an adverse effect on the market price of the Company's Common Stock.

Recent Developments

     In April 1999, the company entered into an Agreement and Plan of Merger ("Merger Agreement') with American Communities, Inc., a Nevada corporation ("American"), a privately held Las Vegas builder of entry level and move up single family homes. Under the Merger Agreement, the two principals of American were to receive shares of newly issued common stock of the Company in exchange for all of the outstanding common stock of American. In addition, the Merger Agreement provided for representation on the Company's Board of Directors for representatives of American and the provision of a line of credit or alternative financing of at least $3 million by American which would be available to the Company after the closing. In June 1999, the Merger Agreement with American was terminated prior to any of the proposed transactions being consummated.

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

     In May 1994, the owners of 11 homes sold by the Company at its 200-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents were signed in April and May 1998, which included all necessary releases and dismissals of all complaints.

     As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors and suppliers have filed liens, and some are pursuing further legal action, including the initiation of lawsuits. As of December 31, 1998, nine of these claims, totaling approximately $565,000, have been perfected as judgements against the Company. The Company has negotiated payment arrangements, as appropriate, in an effort to settle these claims and release the liens. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

Pending Litigation

     In September 1998, the owners of 30 homes sold by the Company at its 261-home Spirit project located in Murrieta, California, which was completed in 1995, filed a complaint against Inco Homes Corporation in the Superior Court of California in Riverside County. In January 1999, the owners of 13 additional homes filed a separate complaint. These two complaints were consolidated into one action. The complaint alleges, among other things, defects in design and material, negligence, strict liability and breach of implied warranty. The plaintiffs are seeking compensatory and special damages in an unspecified amount, attorney fees and interest at the legal rate.

     In November 1998, the owners of 8 homes sold by the Company at its 200-home Northfork project located in Murrieta, California, which was completed in 1992, filed a complaint in the Superior Court of California in Riverside County. The complaint alleges, among other things, defective material and workmanship, negligence, nuisance, strict liability, breach of express and implied warranty. The plaintiffs are seeking general, special and punitive damages in an unspecified amount, and attorney fees.

     In November 1998, the owners of 10 homes sold by the Company at its 185-home Southlake at Sunnymead Ranch project located in Moreno Valley, California, which was completed in 1989, filed a complaint against SMR Housing Development, a wholly-owned subsidiary of the Company, in the Superior Court of California in Riverside County. The complaint alleges, among other things, construction failures and deficiencies, negligence, strict liability and breach of express and implied warranty. The plaintiffs are seeking compensatory and special damages in an unspecified amount, attorney fees and interest at the legal rate.

     In November 1998, the Company was notified of threatened litigation from the owners of 3 homes sold by the Company at its 22-home Victory project located in Las Vegas, Nevada, which was completed in 1995. The correspondence alleges construction failures and deficiencies and requests compromise and settlement discussions be initiated.

     The Company believes that the claims made against it are without merit and has tendered all of these claims to its product liability insurers who have accepted defense subject to reservation of rights.. The Company believes that these claims will not have a material adverse effect on the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     On November 10, 1998 a "Notice of Special Meeting of Stockholders To Be Held on December 11, 1998" was sent to stockholders of record as of October 27, 1998. At the special meeting, the following matters were voted upon:

(1) A proposal to approve the issuance of a three-year warrant (the "Warrant") to purchase up to an aggregate of 200,000 shares of Common Stock of the Company to the Norris Living Trust (the "Norris Trust"), a principal stockholder of the Company and a trust created by and for the benefit of the Company's Chairman of the Board, President and Chief Executive officer and his family:

     Affirmative Votes:   1,221,565            Abstentions:      7,631
     Negative Votes:         11,938            Not Voted:      854,666


(2) A proposal to approve the issuance of 32,970 shares of the Company's Common Stock to certain of the Company's current and former directors as payment in full for an aggregate of $90,000 in unpaid director fees owed by the Company to such individuals:

     Affirmative Votes:   1,516,285            Abstentions:      7,730
     Negative Votes:         24,120            Not Voted:      547,665

(3) A proposal to approve future issuances of shares of the Company's Common Stock to the non-employee directors of the Company in lieu of paying each of them $2,500 per quarter in director fees for the fourth quarter of 1998 and for each of the fiscal quarters of 1999:

     Affirmative Votes:   1,516,553            Abstentions:      7,797
     Negative Votes:         23,785            Not Voted:      547,665

(4) A proposal to approve an amendment to the Company's Certificate of Incorporation reducing the total number of authorized shares of Common Stock from 20,000,000 to 5,000,000:

     Affirmative Votes:   1,535,413            Abstentions:      6,284
     Negative Votes:          6,438            Not Voted:      547,665

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

     The Company's Common Stock was quoted on the Nasdaq SmallCap Market tier of the Nasdaq Stock Market under the symbol INHM until April 21, 1999, at which time the Company's Nasdaq trading symbol was changed to "INHME" to reflect the Company's delinquency in filing this Form 10-KSB. Effective as of June 4, 1999, the Company was delisted from its Small-Cap equity listing due to the delinquent filing of this Form 10-KSB. See "Pending Proceedings Regarding Nasdaq SmallCap Listing." The following table shows the high and low closing prices for the Common Stock of the Company for the periods indicated, as reported by the Nasdaq SmallCap Market. These prices do not include retail markups, markdowns or commissions.

                                                       High        Low
                                                       ----        ---
Quarter ended March 31, 1997.......................   $ 5.25     $  1.75
Quarter ended June 30, 1997........................    5.125       2.625
Quarter ended September 30, 1997...................     4.00        1.00
Quarter ended December 31, 1997....................     4.00        1.25
Quarter ended March 31, 1998.......................     3.25        2.00
Quarter ended June 30, 1998........................     5.50        2.75
Quarter ended September 30, 1998...................     4.50        2.00
Quarter ended December 31, 1998....................     3.00      2.0625

     As of May 5, 1999, there were approximately 155 holders of record of the Company's Common Stock, whose record ownership, management believes, was for approximately 701 beneficial holders.

Pending Proceedings Regarding Nasdaq SmallCap Listing

     The Company's Common Stock has historically traded on the Nasdaq SmallCap Market. By letter dated April 20, 1999, the Company received notice from Nasdaq stating Nasdaq's intention to delist the Company's Common Stock from the Nasdaq SmallCap Market effective April 27, 1999 because of the Company's failure to file this Form 10-KSB on a timely basis. Effective as of April 21, 1999, the Company's Nasdaq trading symbol was changed to "INHME" to reflect the Company's delinquency in filing this form 10-KSB. Before April 27, 1999, the Company requested a hearing before a Nasdaq panel to demonstrate its ability to regain compliance with the filing requirement, as well as its ability to sustain long term compliance with all applicable maintenance criteria. This hearing was held on June 3, 1999 and the Company provided Nasdaq with a submission showing that this Form 10-KSB would be filed shortly, as well as stating how the Company intended to meet the Nasdaq standards for maintenance of the listing of the Company's Common Stock on the Nasdaq SmallCap Market. For continued listing on the Nasdaq SmallCap Market, a company, among other criteria, must have at least $2,000,000 of total net assets (or $35,000,000 of market capitalization or $500,000 in net income in two of the last three years), 500,000 share in the public float, a market value of its public float of $1,000,000 and a minimum bid price of $1.00 per share.

     The Nasdaq Listing Qualifications Panel (the "Panel") determined that the Company had failed to provide a definitive plan which would enable it to evidence compliance with all requirements for continued listing on the SmallCap Market and that, since this Form 10-KSB and the Form 10-Q for the quarter ended March 31, 1999 had not been filed, the Panel was unable to evaluate the true extent of the Company's compliance with Nasdaq's continued listing standards without accurate, complete and publicly filed audited financial statements. As a result, the Panel delisted the Company's securities from the Nasdaq SmallCap Market effective on June 4, 1999. The Company has requested an appeal of this ruling. However, no assurances can be given that the Company will be successful in its appeal of Nasdaq's determination of the Company's noncompliance with the SmallCap Market listing requirements or that the Common Stock will be quoted on the Nasdaq SmallCap Market in the near future, if ever. At this time trading, if any, in the Company's Common Stock is conducted only in the over-the-counter market in the so-called "pink sheets" published by the National Qualification Bureau, or the OTC Bulletin Board of the National Association of Securities Dealers, Inc. A consequence of the delisting by Nasdaq is that a stockholder is likely to find it more difficult to sell, or to obtain quotations as to the price of, the Company's Common Stock

Dividends

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

Recent Sales of Unregistered Securities

     In December 1998, the Company sold an aggregate of 8,252 shares of Company Common Stock to one of its consultants in satisfaction of indebtedness to them in the amount of $25,000.

     The above-described sale of securities was not effected through any broker-dealer, and no underwriting discounts or commissions were paid in connection with such sale. Exemption from registration requirements is claimed under the Securities Act of 1933 (the "Securities Act") in reliance on Section 4(2) of the Securities Act and Regulation D promulgated thereunder. No brokers' commissions or fees were paid in connection with the foregoing transaction. The recipient of securities in such transaction represented that the company was an accredited investor under Regulation D of the Act and their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates evidencing the securities in such transactions. The recipient had adequate access to information about the Company. No consideration or other remuneration was paid or given, and no solicitation was made, in connection with the conversion of the indebtedness involved in the sale.



                  [Remainder of page intentionally left blank]

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

OVERVIEW

     The Company's results of operations for the periods presented reflect the cyclical nature of the homebuilding industry and the Company's historical focus on the Southern California housing market. The Company believes that the depressed economic and real estate conditions in Southern California over the last several years had adversely affected its results of operations, most particularly in the high desert region of San Bernardino County. The Company now believes that the economy in the inland empire has improved significantly. The Company has experienced improved sales in recent months, sales prices have been increased and incentives offered to prospective purchasers have decreased. Management hopes that the improved conditions will continue but there can be no assurance that they will.

Results of Operations - 1998 vs. 1997

     The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this report. Information concerning the operations of the project built for a fee are limited to unit closings, revenues, average sales price, backlog and net sales orders. Project costs and profitability of the fee project are the sole responsibility of the non-affiliated owner of the project and are not discussed further.

     The following table sets forth, for the periods indicated, selected information regarding home sales made for the years ended December 31, 1998 and 1997:

                                                                           For Year Ended December 31,
                                                                           ---------------------------
                                                                              1998              1997
                                                                              ----              ----
     Number of  Home Sales Closed:
      High Desert of San Bernardino and Los Angeles Counties                       82                100
      Inland San Bernardino and Riverside Counties                                 98                 57
                                                                         ------------       ------------
                    Subtotal, Owned Projects                                      180                157


     Project Built for a Fee (See Liquidity and Capital Resources)                 30                 --
                                                                         ------------       ------------
                    Total Combined Closings                                       210                157
                                                                         ============       ============

     Revenue from Home Sales:
      Owned Projects                                                      $26,320,000        $20,788,000
      Fee Income from Home Sales                                              579,000                 --
                                                                         ------------       ------------
                    Total Combined Revenue                                $26,899,000        $20,788,000

     Average Sales Price  of Owned Projects:                              $   146,200        $   132,400

     Gross Sales Generated from Fee Projects                              $ 3,345,000                 --

     Average Sales Price of Fee Projects                                  $   111,500                 --

       The following table sets forth, for the periods indicated, consolidated statements of operations data of the Company as a percentage of revenue from home sales of Company owned projects:

                                                                                  For Year Ended December 31,
                                                                                  ---------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
       Revenues from home sales                                                  100.0%                  100.0%
       Cost of homes sold                                                        (97.0%)                 (95.5%)
       Income from fee projects                                                    2.2                      --
       Profit/(Loss) from sale of land and lots                                    2.3%                   (0.8%)
                                                                            ------------            ------------
       Gross profit                                                                7.5%                    3.7%

       Provision for write-down of real estate                                    (4.3%)                 (44.6%)
       Selling expenses                                                           (5.8%)                  (7.5%)
       Marketing expenses                                                         (6.6%)                  (8.9%)
       General and administrative expenses                                        (8.7%)                  (7.6%)
                                                                            ------------            ------------
       Operating loss                                                            (17.9%)                 (64.9%)
                                                                            ============            ============

Revenue from Home Sales, including the Fee Project

     Revenue from home sales in 1998 was $26,320,000, an increase of $5,532,000 from $20,788,000 during 1997. The total number of home sales closed in 1998 was 180 at an average sales price of $146,200, compared to 157 home sales closed at an average sales price of $132,400 in 1997, an increase of 14.6% in number of home sales closed and a 10.4% increase in average sales prices. Management attributes the increase in revenue during the year ended December 31, 1998 to the increase in the number of home sales closed and attributes the increased average sales price to a change in the mix of homes offered for sale and sold. The home sales from fee project jobs during 1998 was $3,345,000. The total number of sales closed was 30 at an average sales price of $111,500. The Company earned $579,000 in fees from these projects.

Revenue from Land and Lot Sales

     The Company has expanded its focus on generating cash flow by selling land as an ongoing and important part of its operations. Such sales are made to take advantage of market opportunities that might exist from time to time or to generate needed cash. Accordingly, these sales vary from year to year.

     In November 1998, the Company sold approximately 21 acres of undeveloped land it owned in Murrieta, California to an unrelated party for $2,342,000, of which $2,042,000 was paid in cash with the balance of $300,000 withheld in an interest bearing account for the benefit of the Company. This sum will be released to the Company on or before November 1999 after deduction for certain remedial costs which are estimated to be immaterial.

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

     In July 1997 the Company sold to an unrelated party seven improved lots within its Spirit Corona project in Riverside County for a price of $333,200, which was paid in cash. Also in July 1997, this same buyer purchased 35 improved lots located within the Company's Spirit Corona project owned by Spirit 77, a non-consolidated partnership, for a price of $1.67 million, which was paid in cash. The Company received approximately $200,000 from Spirit 77 as a result of this sale and the subsequent dissolution of the partnership. See "Liquidity and Capital Resources."

Cost of Homes Sold

     Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

     Cost of homes sold during the year ended December 31, 1998 was $25,526,000, an increase of $5,674,000, or 28.6%, from $19,852,000 during the year ended December 31, 1997. Cost of homes sold as a percentage of revenue from home sales increased to 97.0% in the year ended December 31, 1998 from 95.5% in the same period in 1997. The increase in cost of homes sold as a percentage of revenue for the year ended December 31, 1998 is primarily the result of the write-off of previously capitalized costs due to the Company's reduction of scope of one community in the high desert of San Bernardino County and one community in Riverside County. This increase is partially offset by the large amount of closings occurring in one of the Company's newer, lower cost subdivisions as well as in an existing lower cost subdivision.

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

     At December 31, 1998, in accordance with the provisions of SFAS No. 121 an impairment allowance was established for two projects as follows:

       Sale to a third party of the remaining finished lots of the Company's Desert Pride
       project in Riverside County (as described herein)                                            $  974,000

       Remaining lots of the Company's Wildwood project in San Bernardino County (as
       described herein)                                                                               169,000
                                                                                                ---------------
                                                                                                    $1,143,000
                                                                                                ---------------

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

       Sale of the Company's Eagle Ranch project in the high desert of San
        Bernardino County and related repurchase option (as described herein)                       $5,925,000

       Listing for sale of land formerly held for future development at the
        Company's Vista Verde project in the high desert of San Bernardino
        County                                                                                       2,288,000

       Decision not to proceed with the Company's Winners Circle
        project in the high desert of San Bernardino County (as described herein)                      806,000

       Sale to a third party of the remaining finished lots of the
        Company's Spirit Corona project in Riverside County (as described herein)                      251,000
                                                                                                ---------------
                                                                                                    $9,270,000
                                                                                                ===============

Selling and Marketing Expenses

     Selling expenses include loan discount points, internal and third party sales commissions, escrow fees, title insurance fees and other closing costs.

     Selling expenses were $1,539,000 and $1,552,000 for the years ended December 31, 1998 and 1997, respectively, representing a 0.8% decrease. This decrease resulted primarily from improved market conditions which allowed the Company to reduce selling budgets. Selling expenses as a percentage of revenue from home sales were 5.8% and 7.5% for the years ended December 31, 1998 and 1997, respectively.

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

     Marketing expenses were $1,724,000 and $1,859,000 for the years ended December 31, 1998 and 1997, respectively, representing a 7.3% decrease. As a percentage of revenue from home sales, marketing expenses were 6.6% and 8.9% for the years ended December 31, 1998 and 1997, respectively. The decrease in marketing costs for the year ended December 31, 1998 is primarily the result of improved market conditions which allowed the Company to reduce market budgets.

     During 1998, the Company had grand openings for two new projects and was delivering homes from ten active projects compared with two grand openings and eight active projects in 1997.

General and Administrative Expenses

     General and administrative expenses include payroll and related benefits, insurance, financial reporting costs, and general office expense.

     General and administrative expenses were $2,273,000 and $1,578,000 for the years ended December 31, 1998 and 1997, respectively, an increase of $695,000 or 44.0%. As a percentage of revenue from home sales, general and administrative expenses were 8.7% and 7.6% for the years ended December 31, 1998 and 1997, respectively. The increase in general and administrative expenses is primarily the result of the significant increase in sales volume and project activity in 1998.

Minority Partners' Share

     Minority partners' share represents the interests of the limited partners of FERHP and Triumph. These partnerships are consolidated in the Company's financial statements. See "Item 1. Business--Table II - Current and Planned Projects, Notes (5) and (7)."

     The minority partners' share of losses was $66,000 and $331,000 for the years ended December 31, 1998, and 1997, respectively.

Provision for Income Taxes

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $32,341,000 that are available to offset future federal taxable income. Generally accepted accounting principles require that a deferred tax asset be recognized for net operating loss carryforwards and deductible temporary differences, and for management to reduce the deferred tax asset by a valuation allowance to the extent that management believes that it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 1997, the Company had recorded a gross deferred tax asset of $11,198,000 and a valuation allowance of $8,998,000. Management believed that future taxable income would be sufficient to realize the tax benefit reflected by the net deferred tax asset of $2.2 million. The Company continued to incur operating losses in 1998 in spite of improving residential real estate market conditions, leading management to conclude that it is more likely than not that the net deferred tax asset of $2.2 million will not be realized. Accordingly, management increased the valuation allowance to reduce the net deferred tax asset to zero and has reflected this increase in the valuation allowance, totaling $2.2 million, as the provision for income taxes for the year ended December 31, 1998.

Backlog

  The Company's homes are offered for sale in advance of their construction. Historically, the Company has entered into standard sales contracts for a portion of the homes to be built in the phase of a project before construction commences. Such sales contracts are usually subject to contingencies such as the buyer's ability to qualify for financing and/or the sale of an existing home and thus may not be completed. Homes covered by such sales contracts are considered by the Company as its backlog. The Company does not recognize revenue on homes covered by such contracts until the escrows are closed and title is transferred to the buyer. The following table sets forth the Company's backlog at the dates indicated:



                  [Remainder of page intentionally left blank]

                                                                  December 31,
                                        ----------------------------------------------------------------
                                                    Backlog                        Gross Revenue
                                        ------------------------------    ------------------------------
                                             1998             1997             1998             1997
                                        -------------    -------------    -------------    -------------
     High Desert of San Bernardino
     and Los Angeles Counties                     25               22      $ 2,947,000       $3,110,000

     Inland San Bernardino and
     Riverside Counties                           52               21        7,549,000        2,968,000

     Projects Built for a Fee (See
     Liquidity and Capital  Resources)            22               --        2,481,000               --
                                        -------------    -------------    -------------    -------------
         Total Number of Homes                    99               43
                                        =============    =============

     Aggregate Sales Value                                                 $12,977,000       $6,078,000
                                                                          =============    =============

     Average Sales Price                                                   $   131,000       $  141,300
                                                                          =============    =============

     The Company's backlog at any particular date is subject to substantial variation and is dependent upon several factors including the number of homes then available for sale, prevailing market conditions and the length of time necessary to complete the closing of home sales subject to pending contracts. The Company's backlog increased 130%, to 99 homes at December 31, 1998 from 43 homes at December 31, 1997 and management believes this was due to the strengthening market for single family homes in Southern California's inland regions and the growing number of new home communities from which the Company is selling. The aggregate sales value of the units in backlog increased by $6,899,000 or 114%, primarily due to the increase in number of homes under sales contracts. The average sales price of homes in backlog decreased by $9,700 or 6.9% due to a change in the mix of homes offered for sale. Included in the "Aggregate Sales Value" of the backlog is the value of the homes which are being built for a fee and only the fee will represent revenue that will eventually be recognized in the Company operating statement. No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period.

Net Orders

     Net orders, including the fee projects, represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations.

     During 1998, the Company had received 266 net orders, of which 85 were in the high desert of San Bernardino and Los Angeles Counties and 181 were in inland San Bernardino and Riverside Counties. This compares to 118 net orders in 1997, of which 70 were in the high desert of San Bernardino and Los Angeles Counties and 48 were in inland San Bernardino and Riverside Counties, an overall increase of 125%.

     The increase in net orders received for the year ended December 31, 1998 is attributable to intensive new marketing programs, innovative product offered by the company including Smart Architecture and Meter Miser features, our ability to access $0 down financing for our customers and improved market conditions in certain of the geographic areas of Southern California in which the Company conducts operations.

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

Year 2000 Issue

     The Year 2000 ("Y2K") issue is a general term used to describe the complications that may arise from the use of existing computer hardware and software designed by applicable manufacturers without consideration for the upcoming change in the century. If not corrected, software programs with this embedded problem may cause computer systems to fail or to miscalculate data.

     With respect to the Y2K issue, the Company has undertaken a project to replace and/or convert portions of its existing computer operating systems to ensure they will function properly with respect to dates in the year 2000 and thereafter. The Company has also formed a Y2K project team to direct the company-wide efforts to ensure Y2K compliance. The Y2K project team is responsible to assure proper planning, sufficient resources, contemporaneous monitoring, proper certification and timely completion of the year 2000 projects. The Company's Y2K project encompass its information technology systems as well as its non-information technology systems, such as systems embedded in its office equipment and facilities.

State of Y2K Readiness

     The scope of the Company's Y2K compliance effort has been defined to include six distinct projects. Two of the six projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These two high priority projects are the conversion and upgrade of the Company's accounting information systems and the upgrade of the Company's primary computer network and personal computers. Of these two high priority projects, as of June 30, 1999, the accounting information systems conversion has been implemented, the Company replaced all of its older personal computers with current models and the upgrade of the Company's primary computer network file server will be remediated by August 1, 1999.

     The remaining four projects that comprise the balance of the Company's Y2K compliance effort present a lower business risk and require less technical effort to complete. These projects are identified as follows: upgrade of the Company's telephone and voice mail systems; certification of Y2K readiness or upgrade of the Company's fax machines, copiers, miscellaneous equipment and office facilities; and verification that material third-party suppliers to the Company are Y2K compliant. These three projects are in various stages of assessment and/or remediation. The sixth project is comprised of the Company's contingency plan in the event problems are encountered as the year 2000 begins. This project is in the assessment stage and is expected to be completed by September 30, 1999.

     As noted, two of the six projects that comprise the Company's Y2K compliance effort involve verification that the third parties with which the Company has a material relationship are Y2K compliant. The Company is currently in various stages of assessment with respect to these third-party verification projects. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties are being examined to determine the status of their Y2K issue efforts as related to the Company's operations. As a general matter, the Company is vulnerable to its suppliers' inability to remedy their own Y2K issues. Furthermore, the Company relies on financial institutions, government agencies (particularly for FHA/VA financing, zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a Y2K business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Costs of Addressing Y2K Issues

     The total cost of all of the Company's projects associated with its Y2K plan is currently estimated to be approximately $50,000; however, some projects mentioned above involve conversions and upgrades that were not solely necessitated to meet Y2K concerns and would have been undertaken regardless of Y2K exposure. It is not possible to determine the portion of that amount which is specifically attributable to Y2K compliance efforts. The Company believes that the total costs incurred to specifically address the Y2K issue will not have a material impact on the Company's liquidity, financial condition or results of operations, for any year in the reasonably foreseeable future. The schedule for the successful completion of the Company's Y2K project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the project and the costs of such resources.

Risks Presented by Y2K Issues

     The Company's failure to resolve a material Y2K issue could result in the interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the Y2K issue risks from third-party suppliers as generally low, due to the uncertainty of the Y2K readiness of third party suppliers, the Company is unable to determine at this time the consequences of a Y2K failure. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by Y2K computer system failures at government agencies on which the Company is dependent for lending, zoning, building permits and related matters. Possible risks of Y2K failure could include, among other things, delays or errors with respect to payments, third-party delivery of materials and government approvals. The Company's Y2K project is expected to significantly reduce the Company's level of uncertainty and exposure to the Y2K issue and, in particular, its vulnerability to the Y2K compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a third-party supplier, that present a material risk of not being Y2K ready or for which a suitable alternative cannot be implemented.

Contingency Plan

     The Company's Y2K project calls for a Y2K-specific contingency plan to be developed. This plan is in the assessment stage and is expected to be completed by September 30, 1999.

     Management currently anticipates that its operating systems will be Y2K compliant well before January 1, 2000, and that its third party verification and overall contingency plans should enable it to mitigate third-party disruptions to its business which are of short duration or geographically localized. At the present time, management believes that the Y2K issue will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

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

     As a result of the limited amount of the Company's available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of December 31, 1998, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

     In April 1999, the Company entered into the Merger Agreement with American. From April through early June, the Company devoted significant time and resources to this proposed transaction which, in addition to the merger with American, included a requirement that American obtain a $3 million line of credit or alternative financing which would be available to the Company after the closing. The Company expected that this financing would be available to it to address its short and long-term working capital needs. However, the proposed transactions with American were terminated in June 1999 and the Company has been forced to seek financing from alternative sources.

     The Company has incurred net operating losses which have significantly impacted its working capital levels and its ability to pay its obligations. Management's current business plan reflects that, in addition to future profits, sales of real estate inventories provide cash flow to the Company to help meet operating requirements. During 1999, the Company will also need to extend the maturity dates of certain notes payable and to raise capital for acquisitions of additional land for future projects and working capital needs. Management's plans and anticipated results are dependent on future events and economic market conditions which are inherently uncertain. No assurances can be given that anticipated cash flows from operations and the Company's ability to borrow from various sources will be sufficient to fund all of its planned expenditures. In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various sources of capital their investing additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

     If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations will be impaired, and the Company will not be able to conduct operations as presently anticipated. This would ""have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has financed its operations from a combination of limited partner capital contributions, subordinated debt, cash generated from operations, purchase money financing of land purchases, borrowings from various banking institutions, borrowings from related parties, deferring accounts payable and sales of its capital stock, as discussed in more detail below. The Company is currently also exploring alternative methods of financing. Management believes that existing cash and capital resources, including cash flow from operations, will be insufficient to fund the Company's cash requirements at the Company's presently anticipated level of operations without additional funds from outside sources. No assurances can be given that any funds will be available from such financial sources, or that they will be available on terms favorable to the Company. If adequate funds are not available from those other sources, there are substantial doubts about the Company's ability to continue as a going concern and fund its ongoing operations.

     In February 1999, the Company concluded a private offering (the "Offering") of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note is $10,000. As of December 31, 1998, total outstanding bond indebtedness related to this offering was $290,000.

     The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $13,650,000 and $12,120,000 for the years ended December 31, 1998 and 1997, respectively. USA has earned cumulative fees for these loans for the years ended December 31, 1998 and 1997 totaling $1,118,000 and $1,087,000, respectively, of which $909,000 and $878,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans range from 12.25% to 15.25% in 1998 and from 12.25% to 20.25% in 1997. The outstanding balance of these loans at December 31, 1998 and 1997 was $5,397,700 and $6,922,000,
respectively.

     In June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company failed to repurchase the minimum number of lots in any
year, the option would terminate.   Because of an election by the Company not to
acquire any lots under this option agreement and the failure to pay the prerequisite real estate taxes, the Company was notified that its rights to acquire these lots had been terminated.

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at December 31, 1998 was $134,035, which includes accrued interest of approximately $12,035.

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 1999. The balance owing under this note at December 31, 1998 was $575,815, which includes accrued interest of approximately $75,815.

     On December 2, 1998, the Norris Living Trust advanced $40,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum.
In addition, on December 4, 1998, the Norris Living Trust advanced an additional $285,000 at an interest rate of 10.0% per annum to the Company in connection with the closing of a $16.5 million construction loan on the Company's Mockingbird Canyon Estates project. The note is for a 12-month period, with an interest rate of 10.0% per annum, which will accrue and be due along with the principal on December 2, 1999. Subsequent to December 31, 1998, the Norris Living Trust advanced an additional $200,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum. The Company has pledged a security interest in its Mockingbird Canyon Estates project to the Norris Living Trust as security for the repayment of the notes.

     Additionally, on December 11, 1998, the stockholders of the Company approved the issuance of a three year warrant to purchase 200,000 shares of Common Stock, at the purchase price of $2.625 per share, to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in full by July 2, 1999. At December 31, 1998, the accrued interest under the note was $2,275.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at December 31, 1998 was $614,000, which includes accrued interest of approximately $114,000.

     All of the above transactions with Mr. Norris and the Company's other directors were unanimously approved by the disinterested members of the Company's board of directors.

     In October 1997, the Company entered into a Development and Marketing Agreement with a third party to develop, construct, and market 139 lots owned by the third party in Moreno Valley, California. Under this agreement, i) all financing and bonding is the responsibility of the third party; ii) the Company is to receive compensation in the form of development fees and design center profits totaling approximately 8.0% of the gross sales price of the homes; and
iii) the Company is to assume the home warranty costs for which it will be paid $750 per house.

     Subsequent to December 31, 1998, the Company entered into three Development and Marketing Agreements with three entities affiliated with the Overland Group and Mr. Fred Liao, to develop, construct, and market 79 lots owned by the one entity in Palmdale, California and 56 and 29 lots owned by two other entities in Rancho Cucamonga, California. Under these agreements, i) all financing and bonding is the responsibility of each entity; ii) the Company will receive compensation in the form of development fees and sales commissions totaling approximately 4.0% of the gross sales price of the homes; iii) the Company will receive all profits generated from buyer upgrades via the design center and iv) all home warranty costs are to be borne by each entity. The Overland Group and Mr. Liao are affiliates of Overland Opportunity Fund, LLC ("Overland"), which owned 9.1% of the Company's outstanding Common Stock at April 30, 1999. The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, which allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At December 31, 1998, the Company had land seller indebtedness outstanding of $1,325,000.

     The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At December 31, 1998, aggregate borrowings of $40,653,000 were outstanding under these facilities and $19,809,000 was available for further qualified project finance borrowing. Interest rates on these loans range from 7.65% to 15.25%, with the weighted average being 11.53%.

     The Company has unsecured revolving lines of credit of $1,000,000 and $250,000 with commercial banks that bear interest at the prime rate plus 1.0% and prime rate plus 2.0%. The net outstanding balance under these lines of credit at December 31, 1998 was $768,000. With regard to the $1,000,000 line of credit, at the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The Company repays the lender weekly from net escrow closing proceeds. With regard to the $250,000 credit line, the Company submits a loan request for project costs incurred prior to obtaining a construction loan. The line is repaid when the construction loan records. The Company is reimbursed for the project costs previously paid.

     In December 1997, the Company restructured a secured line of credit with an outstanding principal balance of $2,891,000 from a commercial bank, which had become due. Pursuant to a series of agreements, the bank's note was purchased for $1,750,000 by a group of lenders ("new lender") provided by USA. The bank forgave accrued interest of $92,000 and canceled its rights under a warrant to purchase 41,667 shares of the Company's Common Stock that was issued to the bank pursuant to an agreement made in June 1996 extending and modifying the line of credit. The resulting obligation of the Company to the new lender is $2,350,000, which includes the $1,750,000 paid to the bank, fees earned by USA, an interest reserve and a payoff made by the new lender to an unrelated commercial bank of another loan to the Company. The loan is secured by undeveloped land owed by the Company in Victorville and Palmdale, California and by an assignment of the Company's rights under the Eagle Ranch repurchase option agreement previously described. Since the land in Palmdale was owned by Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), in which the Company was the managing general partner and had a 51.3% interest, the new lender required the dissolution of Palmdale Vistas pursuant to an Agreement signed by the partners of Palmdale Vistas. The limited partners of Palmdale Vistas, which include a former director of the Company (see "Item 7. Financial Statements and Supplementary Data, Note 6" herein), received title to a 17 acre undeveloped commercial site owned by Palmdale Vistas. The Company, as general partner of Palmdale Vistas, received title to the balance of the partnership assets consisting of three completed model homes, 11 completed homes for sale, and approximately 180 unimproved residential lots. Additionally, the Company has agreed to repay the bank the $1,141,000 principal amount not paid by the new lender when it purchased the bank's note. This payment is unsecured, non-interest bearing and payable from 15% of profits earned annually by the Company commencing with the fiscal year ending December 31, 1999. Certain non-operational changes in the Company's net worth in excess of $3,500,000 and certain changes in control of the Company will also require additional payments to the bank.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Report of Independent Accountants...............................................................   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997....................................   F-3

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997............   F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997..   F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997............   F-6

Notes to Financial Statements...................................................................   F-8

                       Report of Independent Accountants


To the Board of Directors and Shareholders of Inco Homes Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Inco Homes Corporation at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations which have negatively impacted cash flow and its abilities to pay its obligations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP

Newport Beach, California
June 8, 1999

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS


(Dollars in thousands, except share data)                                                 December 31,            December 31,
                                                                                  ------------------------------------------------
                                                                                             1998                    1997
                                                                                             ----                    ----
ASSETS

Cash                                                                              $                712        $               736
Real estate inventories                                                                         30,238                     27,329
Deferred tax asset                                                                                                          2,200
Other assets                                                                                     1,056                        669
                                                                                  ---------------------       --------------------

        Total assets                                                              $             32,006        $            30,934
                                                                                  =====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                          $              7,500        $             5,580
Notes payable                                                                                   23,044                     19,202
Line of credit                                                                                     768                        330
Notes to stockholders                                                                            2,649                      1,187
                                                                                  ---------------------       --------------------

        Total liabilities                                                         $             33,961        $            26,299
                                                                                  =====================       ====================


Minority partners' investment in consolidated partnerships                                         254                        545

Stockholders' Equity
     Preferred stock - $.01 par value; 1,000,000 shares authorized; 2,340 shares issued and outstanding
         for 1998 and 1997                                                                       2,340                      2,340
     Common stock - $.01 par value; 20,000,000 shares
         authorized;  2,104,052 and 1,637,096 shares issued
         and outstanding for 1998 and 1997                                                          21                         16
     Additional paid in capital                                                                 43,301                     42,876
     Deficit                                                                                   (47,871)                   (41,142)
                                                                                  ---------------------       --------------------

        Total stockholders' equity                                                              (2,209)                     4,090
                                                                                  ---------------------       --------------------

        Total liabilities and stockholders' equity                                $             32,006        $            30,934
                                                                                  =====================       ====================

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                      For the Twelve Months Ended
(Dollars in thousands, except per share data)                                  December 31,
                                                                    --------------------------------
                                                                       1998                 1997
                                                                       ----                 ----
Revenue from home sales                                             $   26,320           $   20,788
Revenue from fee projects                                           $      579
Revenue from land and lot sales                                          2,342                  933
                                                                    ----------           ----------
                                                                        29,241               21,721
                                                                    ----------           ----------

Cost of homes sold                                                      25,526               19,852
Cost of land and lots                                                    1,736                1,094
                                                                    ----------           ----------
                                                                        27,262               20,946
                                                                    ----------           ----------

       Gross profit                                                      1,979                  775
                                                                    ----------           ----------


Provision for write-down of real estate                                  1,143                9,270
Selling and marketing expenses                                           3,263                3,411
General and administrative expenses                                      2,273                1,578
                                                                    ----------           ----------

                                                                         6,679               14,259
                                                                    ----------           ----------

       Operating loss                                                   (4,700)             (13,484)

Other income                                                               173                   79
                                                                    ----------           ----------

       Loss before minority partners' share
           and provision for income taxes                               (4,527)             (13,405)
                                                                             -                    -
Minority partners' share                                                   (66)                (331)
                                                                    ----------           ----------

Loss before provision for income tax                                    (4,461)             (13,074)

Provision for income tax                                                (2,200)                   -
                                                                    ----------           ----------

      Loss before extraordinary item                                    (6,661)             (13,074)

Extraordinary item                                                         (68)               1,425
                                                                    ----------           ----------

      Net loss                                                      $  (6,729)           $ (11,649)
Cumulative preferred stock requirement                                    (234)                   -
                                                                    ----------           ----------

Net loss available to common stockholders                               (6,963)             (11,649)
                                                                    ==========           ==========

Basic and diluted net loss per common share
      Loss before extraordinary item                                   $(3.48)              $(8.03)
      Extraordinary items                                               (0.03)                0.88
                                                                    ----------           ----------
     Net loss per common share                                         $(3.51)              $(7.15)
                                                                    ==========           ==========

Weighted average number of common shares
       outstanding                                                   1,983,371            1,628,694
                                                                    ==========           ==========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
---------------------------------------------


                                                                                              Additional
(Dollars in Thousands)                               Preferred Stock        Common Stock       Paid -in
                                                   Shares       Amount    Shares    Amount     Capital       Deficit       Total
                                                   --------------------------------------------------------------------------------
Balance-December 31, 1996                                       $       1,437,096   $   14    $   41,763     (29,493)     $ 12,284

 Preferred stock issued                             2,340        2,340                                                       2,340

 Common stock issued                                                      200,000        2           463                       465


 Common stock subscriptions                                                                          300                       300

 Cash received pursuant to pending exercise of
 warrants                                                                                            350                       350

 Net loss - 1997                                                                                             (11,649)      (11,649)
                                                   --------------------------------------------------------------------------------

Balance-December 31, 1997                           2,340       $2,340  1,637,096   $   16    $   42,876    $(41,142)     $  4,090

Common Stock Issued                                   --           --     463,956        5           425                       430

Net Loss                                              --           --         --       --                     (6,729)       (6,729)
                                                   --------------------------------------------------------------------------------

Balance-December 31, 1998                           2,340       $2,340  2,101,052   $   21    $   43,301    $(47,871)     $ (2,209)
                                                   ================================================================================

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Years Ended December 31,
                                                                                      ------------------------------------
(Dollars in thousands)                                                                       1998                1997
                                                                                             ----                ----

Cash flows from operating activities:
        Net loss                                                                         $   (6,729)         $  (11,649)
        Adjustment to reconcile net loss to net cash provided by
            (used in) operating activities:
            Extraordinary item                                                                   68              (1,425)
            Provision for write-down of real estate                                           1,143               9,270
            Minority partners' share                                                            (66)               (331)
            Increase in real estate inventories                                              (6,832)              1,196
            Decrease in deferred income tax asset                                             2,200                   -
            Increase in other assets                                                           (218)                (68)
            Increase (decrease) in accounts payable and accrued liabilities                   2,473                (657)
                                                                                         ----------          ----------

                   Net cash used in operating activities                                     (7,961)             (3,664)
                                                                                         ----------          ----------

Cash flow from financing activities:

        Proceeds from notes payable secured by real estate                                   34,696              28,278
        Repayments on notes payable secured by real estate                                  (28,347)            (25,431)
        Proceeds from line of credit                                                            908               1,481
        Repayments on line of credit                                                           (470)             (4,313)
        Proceeds from notes to stockholder                                                    1,325               2,992
        Repayments on notes to stockholder                                                                         (368)
        Distribution from non-consolidated partnership                                                              260
        Repayments to minority partners                                                        (225)                  -
        Proceeds from sale of common stock                                                                          500
        Costs of stock issuance and reverse stock split                                                             (35)
        Proceeds from common stock subscriptions                                                 50                 450
                                                                                         ----------          ----------

                   Net cash provided by financing activities                                  7,937               3,814
                                                                                         ----------          ----------

Net increase in cash and cash equivalents                                                       (24)                150

Cash and cash equivalents at beginning of year                                                  736                 586
                                                                                         ----------          ----------

Cash and cash equivalents at end of period                                               $      712          $      736
                                                                                         ==========          ==========

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of non-cash activities

[1] During 1998 the Company converted $290,000 of accounts payable to $290,000 worth of Subordinated Investment Notes - See Note 4.

[2] During 1998 the Company issued 62,798 shares of Common Stock to creditors in exchange for relieving the Company of $125,531 of accounts payable - See
     Note 12.

[3] During 1998 the Company deeded back properties with a book cost of $396,000 to land sellers in satisfaction of indebtedness in that amount - See Note 3.

[4] During 1998 the Company chose to not exercise an option on land previously sold to a related party and was relieved of indebtedness of $2,400,000 -See
     Note 10.

[5] During 1997, the Company was relieved of debt in the amount of $1,425,000 pursuant to various agreements - See Note 8.

[6] During 1997, the Company deeded back properties with a book cost basis of $1,000,000 to land sellers in satisfaction of indebtedness in that amount - See Note 3.

[7] During 1997, the Company was relieved of debt in the amount of $680,000 as a result of a non-judicial foreclosure - see Note 10.

[8] During 1997, the Company sold 204,122 shares of Common Stock in which a portion of the consideration consisted of a $200,000 reduction of a note payable - see Note 12.

[9] During 1997, the Company converted $2,340,000 of debt to 2,340 shares of Series A Cumulative Preferred Stock - see Note 6.


See accompanying notes to financial statements.

INCO HOMES CORPORATION
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 and 1997


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

     Basis of Presentation. The Company has incurred net operating losses which have significantly impacted its working capital levels and its ability to pay its obligations. Management's current business plan reflects that, in addition to future profits, sales of real estate inventories provide cash flow to the Company to help meet operating requirements. During 1999, the Company will also need to extend the maturity dates of certain notes payable and to raise capital for acquisitions of additional land for future projects and working capital needs. Management's plans and anticipated results are dependent on future events and economic market conditions which are inherently uncertain. No assurances can be given that anticipated cash flows from operations and the Company's ability to borrow from various sources will be sufficient to fund all of its planned expenditures. In its efforts to seek funding for working capital shortfalls and to reduce old payables, as well as to finance the acquisition of additional land for the delivery of future homes, the Company is discussing with various sources of capital their investing additional funds in the Company. No material agreements between the Company and these potential sources of capital have been signed, and no assurances can be given whether or when the Company may enter into an agreement with any source or, if entered into, what the precise terms of the agreement will be.

     If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations could be impaired, and the Company may not be able to conduct operations as presently anticipated. This could have a material adverse effect on the Company's business, financial condition and results of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Properties Under Construction and Land Held for Development. Properties under construction and land held for development are stated at cost, unless it is determined to be impaired, in which case the carrying value is reduced to fair value. Costs include land acquisition and related costs, direct and indirect construction costs, and indirect construction-related overhead costs. Interest and property taxes are capitalized when development activities begin, and capitalization ends when the property is available for sale.

     The Company review real estate inventories whenever events or changes in circumstances indicate the cost basis of such assets may not be recoverable. If the cost basis of the real estate is greater than the projected future undiscounted net cash flows from the real estate, exclusive of interest, the property is considered impaired. The estimation process in determining the value of land held for development is inherently uncertain and relies to a considerable extent on current and future economic and market conditions. Such economic and market conditions may affect management's development and marketing plans. Accordingly, the ultimate realization of the Company's real estate inventories is dependent upon future events and conditions that may cause realization to differ from amounts previously estimated.

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

     Earnings Per Share. In the fourth quarter of 1997, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 replaces the previous presentation of earnings per share on the Consolidated Statements of Operations with dual presentation of Basic Earnings per Share and Diluted Earnings per Share. Basic Earnings per Share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings per Share reflects the potential dilution that could occur if stock options and other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the Company. SFAS No. 128 requires restatement of all prior-period earnings per share presented. Since losses have occurred in all periods presented, the inclusion of potential shares would be anti-dilutive. As a result, Basic and Diluted Earnings per Share do not differ from earnings per share as previously and currently reported. At December 31, 1998, options to purchase 138,133 shares of Common Stock between $2.00 and $6.75 per share and warrants to purchase 200,000 shares of Common Stock at $2.625 per share were outstanding during the year which were not included in the computation of Diluted Earnings per Share because they are antidilutive, or would have been excluded because the option's exercise price was greater than the average market price or market value of the Common Shares.

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

NOTE 3.   REAL ESTATE INVENTORIES

     Real estate inventories consist of the following:

                                                                       December 31,
                                                             ---------------------------------
                                                                 1998                 1997
                                                             ------------         ------------
     Land                                                    $ 17,168,000         $ 16,929,000
     Land development and construction in progress             20,087,000           18,366,000
     Completed inventory not subject to pending sales
         contracts (unsold)                                     3,410,000            2,552,000
     Allowances for write-down of real estate                 (10,427,000)         (10,518,000)
                                                             ------------         ------------
     Total                                                   $ 30,238,000         $ 27,329,000
                                                             ============         ============

     As of December 31, 1998 and 1997, the Company owned title to and held options to acquire approximately 2,093 and 1,600 lots, respectively. Approximately 200 lots were in the process of being deeded back to land sellers as of both December 31, 1998 and 1997 (see below).

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

     The Company incurred interest that was capitalized. The following table shows the components of interest:

                                                                             For the Years Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                             1998            1997
                                                                         ------------     ------------
Interest incurred and capitalized                                        $  5,204,000     $  3,686,000
                                                                         ============     ============

Amortization of capitalized interest included in
     cost of homes sold, cost of land and lots sold, and  provision
      for write-down of real estate                                      $  3,547,000     $  2,827,000
                                                                         ============     ============

Unamortized capitalized interest included in
     real estate inventories at year end                                 $  5,229,000     $  3,572,000
                                                                         ============     ============

NOTE 4.   NOTES PAYABLE

     Notes payable consist of the following:

                                                                                       December 31,
                                                                               ---------------------------
                                                                                   1998            1997
                                                                               -----------     -----------
Various land acquisition loans secured by real estate bearing interest at fixed rates ranging from 7.0% to 10.0% per annum.  Principal payments are required on fixed schedules or as land is taken down.
 The loan balance at December 31, 1998 can be reduced to zero as
 properties are deeded back to land sellers (see Note 3).                      $ 1,325,000     $   716,000

Various infrastructure, development, construction and other land loans secured by real estate with an aggregate maximum amount of
 $39,804,000 of which $19,516,000 was available as of December 31,
 1998 to finance construction.  Interest rates on these loans range from 7.625% to 20.25% and are due primarily in 1998 and 1999.
 Principal payments on construction loans are generally required as homes are closed.  The prime rate as of December 31, 1998 and 1997
 was 7.75% and 8.50%, respectively.                                             20,288,000      14,945,000
                                                                               -----------     -----------

Total notes payable secured by real estate                                      21,613,000      15,661,000
Subordinated Investment Notes                                                      290,000              --
Repurchase option for property sold in June 1997 (see Note 10)                          --       2,400,000
Unsecured loan payable to commercial bank                                        1,141,000       1,141,000
                                                                               -----------     -----------

                                                                               $23,044,000     $19,202,000
                                                                               ===========     ===========

     Included in infrastructure, development, construction and other land loans at December 31, 1998 and 1997, respectively, is a secured note payable to Hunters Ridge Investment Partners ("HRIP") with a balance of $529,000 and $474,000, respectively and $5,398,000 and $6,922,000, respectively, of secured notes payable provided by USA Commercial Mortgage Company, Inc. ("USA") (see
Note 10).

     The weighted average short term borrowing rate for infrastructure, development, construction and other land loans was 11.53% and 12.29% for the years ended December 31, 1998 and 1997, respectively.

     The minimum future principal payments due on the notes payable secured by real estate at December 31, 1998 are as follows:

          1999                                                  $16,962,000
          2000                                                      390,000
          2001                                                    3,588,000
          2002                                                            0
          2003                                                            0
          Thereafter                                                673,000
                                                                -----------
                                                                $21,613,000
                                                                ===========

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

NOTE 5.   LINE OF CREDIT

     The Company has unsecured revolving lines of credit of $1,000,000 and $250,000 with commercial banks that bear interest at the prime rate plus 1.0%. The net outstanding balance under these lines of credit at December 31, 1998 and 1997 were $768,000 and $330,000, respectively. At the time a homebuyer enters into a sales contract with the Company, meets certain loan prequalification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The escrow company repays the lender directly from net proceeds when the escrow closes. The $1,000,000 line of credit expired May 30, 1999. The Company is currently in negotiations with the bank for an additional extension. With regard to the $250,000 credit line, the Company submits a loan request for project costs incurred prior to obtaining a construction loan. The line is repaid when the construction loan records and the Company is reimbursed for the project costs previously paid.

NOTE 6.   NOTES TO STOCKHOLDERS

     On December 2, 1998, the Norris Living Trust advanced $40,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum. In addition, on December 4, 1998, the Norris Living Trust advanced an additional $285,000 at an interest rate of 10.0% per annum to the Company in connection with the closing of a $16.5 million construction loan on the Company's Mockingbird Canyon Estates project. The note is for a 12-month period, with an interest rate of 10.0% per annum, which will accrue and be due along with the principal on December 2, 1999. Subsequent to December 31, 1998, the Norris Living Trust advanced an additional $200,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum. The Company has pledged a security interest in its Mockingbird Canyon Estates project to the Norris Living Trust as security for the repayment of the notes.

     On December 11, 1998, the stockholders of the Company approved the issuance of a warrant to purchase 200,000 shares of Common Stock to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in full by July 2, 1999. At December 31, 1998, the accrued interest under the note was $2,275. In accordance with SFAS 123, the Company has recorded the value of this warrant issued as issuance costs and will amortize the cost over the extension period of the line.

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock of $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at December 31, 1998 was $134,000, which includes accrued interest of approximately $12,000.

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 1999. The balance owing under this note at December 31, 1998 was $575,815, which includes accrued interest of approximately $75,815.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1998 and has been extended until June 1999, and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. The balance owing under this note at December 31, 1998 was $614,000, which includes accrued interest of approximately $114,000.

NOTE 7.   INCOME TAXES

     The Company and its subsidiaries file a consolidated federal income tax return and combined state income tax returns.

     Generally accepted accounting principles requires the recognition of deferred tax assets for the estimated future tax effects attributable to net deductible temporary differences and net operating loss carryforwards. To the extent that management believes that it is more likely than not that some portion or all of the deferred tax asset will not be realized, deferred taxes are to be reduced by a valuation sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The income tax provision for the year ended December 31, 1998 represents an increase in the valuation allowance necessary to reduce the deferred tax asset to zero as of December 31, 1998. Due to operating losses in 1998 and 1997, a provision for income taxes was not otherwise required.

     The tax effects of temporary differences and net operating loss carryforwards that give rise to the deferred tax asset and deferred tax liability consist of the following at:

                                                       December 31,
                                                   --------------------
                                                   1998            1997
                                                   ----            ----
Deferred tax asset:
  Net operating loss carryforwards             $ 11,966,000    $  8,327,000
  Write-downs of real estate                        817,000       1,747,000
  Accrued expenses                                   41,000         124,000
                                               ------------    ------------
  Total deferred tax asset                       12,824,000      11,198,000
Valuation allowance                             (12,824,000)     (8,998,000)
                                               ------------    ------------

Net deferred tax asset                         $          0    $  2,200,000
                                               ============    ============

     At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of $32,341,000 that are available to offset future federal taxable income. The federal net operating losses expire in the years 2009 through 2018.

     A reconciliation of the computed statutory income tax benefit at the Federal statutory rate to the effective income tax benefit follows:

                                                               For the Years Ended
                                                                    December 31,
                                                            ---------------------------
                                                                1998           1997
                                                            ------------   ------------
     Percent of pre-tax loss at current
          federal statutory income tax rate                    (34.0%)        (34.0%)
                                                            ------------   ------------
     State and local income taxes net of federal benefit        (4.7)          (4.7)
     Increase in valuation allowance                            38.7           38.7
     Net increase (reduction)                                   34.0           34.0
                                                            ------------   ------------

     Effective tax rate                                          0.0%           0.0%
                                                            ============   ============

NOTE 8.   STOCK-BASED COMPENSATION PLANS

Stock Options

     In November 1992, the Board of Directors and stockholders of the Company adopted the Company's initial Stock Option/Stock Issuance Plan (the "Initial Plan"), which provides for the grant of options to purchase up to 100,000 shares of Common Stock. In June 1998, the Board of Directors and stockholders of the Company adopted the 1998 Incentive and Nonstatutory Stock Option Plan (the "1998 Plan") and reserved 200,000 shares of Common Stock to be optioned and sold under the 1998 Plan. The discretionary option grant program provides for the grant of options to purchase shares of the Company's Common Stock to key employees (including officers and directors) and consultants of the Company. The options issued to employees are subject to certain vesting requirements. The options issued to directors may be exercised in full six months after the grant date.

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

     The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards given in 1998 and 1997 under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                       1998        1997
                                                     --------    --------
     Basic and diluted net loss per share
       As reported                                    $3.51        $7.15
       Pro forma                                       3.55        $7.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1998        1997
                                                     --------    --------
     Risk free interest rate                            5.56%       6.26%
     Dividend yield                                        0%          0%
     Expected volatility                               37.74%      40.68%
     Weighted average fair value                     $  1.20     $  0.93
     Expected option life (years)                         10          10

     The table below summarizes the transactions in the Company's stock option plans (in thousands, except per share amounts):

                                                       1998        1997
                                                     --------    --------

        Options outstanding at beginning of year       41,023      45,741
        Granted                                       159,625       3,752
        Exercised                                           0           0
        Canceled                                      (62,535)     (8,470)
                                                     --------    --------

        Outstanding options at end of year            138,113      41,023

        Exercisable at end of year

        Exercise prices of outstanding options range from $1.563 to $6.75.


     The following table summarizes information about certain options in the stock option plans outstanding as of December 31, 1998 in accordance with SFAS 123:

                              Options Outstanding                                         Options Exercisable
--------------------------------------------------------------------------------  ----------------------------------------
                        Weighted Avg.
      Range of             Number            Remaining          Weighted Avg.           Number           Weighted Avg.
   Exercise Price       Outstanding       Contractual Life      Exercise Price        Exercisable        Exercise Price
-------------------  -----------------  -------------------   -----------------   -------------------  -------------------
Less than $2.50           67,133            1/1999-1/2008           1.99                 56,695                1.99
$2.51 to $5.00            73,775            1/1999-8/2008           3.30                  7,418                3.23
Greater than $5.00         2,255           1/1999-12/2005          12.53                  1,250                6.00

NOTE 9.   EXTRAORDINARY ITEMS

     During 1998 the Company issued stock to relieve accounts payable which resulted in a loss on the transaction.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

     In May 1994, the owners of 11 homes sold by the Company at its 200-home Northfork project located in Murrieta, California filed a complaint against Inco Development Corporation, a wholly-owned subsidiary of the Company ("Inco Development"), in the Superior Court of California in Riverside County. Through October 1996, various owners of additional homes in this project filed separate complaints. All complaints were subsequently consolidated into one complaint involving 40 homeowners. The alleged damages related primarily to the performance of the concrete slabs of the homes. The matter was resolved in mediation, which concluded on March 2, 1998, in the agreed upon amount of $2,100,000. Payments of the settlement amount will be shared by three of the Company's primary insurance carriers, and by various subcontractors against whom the Company had filed cross-complaints. Settlement documents were signed in April and May 1998, which included all necessary releases and dismissals of all complaints.

     As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of December 31, 1998, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

     The Company believes that the claims made against it are without merit and has tendered all of these claims to its product liability insurers who have accepted defense subject to reservation of rights. The Company believes that these claims will not have a material adverse effect on the Company's business.

     Commitments and contingencies also include the usual obligations incurred by real estate developers in the ordinary course of business, including the securing of financing, performance bonds, entitlement and water rights. Outstanding performance bonds at December 31, 1998 and 1997 were $11,752,000 and $11,230,000, respectively.

     The Company is responsible for a one-year warranty period upon the sale of single-family homes. An estimated reserve for warranty costs is included in accounts payable and accrued liabilities.

     The Company is committed under various operating leases for office space and equipment. Rental expense relating to operating leases of $185,000 and $148,000 for the years ended December 31, 1998 and 1997, respectively, is included in general and administrative expenses. The minimum future payments due on the lease contracts payable at December 31, 1999 are $198,000 for 1999, $194,000 for 2000, $165,000 for 2001, $118,000 for 2002.

NOTE 11.  RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1998 and 1997, the Company incurred $25,500 and $45,000, respectively, in model home design fees and $152,431 and $108,400, respectively, as reimbursement for the cost of the model home furnishings to Nancy Orman Interiors. Nancy Orman Interiors is owned by Nancy Norris, the wife of Ira C. Norris.

     In May 1996, the Company assigned an unsecured non-interest bearing receivable in the amount of $293,000 from Victor Valley Commercial Properties to Ira C. Norris in exchange for a cash payment of $293,000. Victor Valley Commercial Properties is a limited partnership owned 50% by G&N Investments, Ltd., its sole general partner.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at December 31, 1998 is a loan with a balance of $529,000 from HRIP, secured by one of the Company's projects in Fontana, California. Additionally, the Gibbs Family Trust, of which Mr. Gibbs is a beneficiary and trustee, is a 50% limited partner in Triumph.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $13,650,000 and $12,120,000 for the years ended December 31, 1998 and 1997, respectively. USA has earned cumulative fees for these loans for the years ended December 31, 1998 and 1997 totaling $1,118,000 and $1,087,000, respectively, of which $909,000 and $878,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged from 12.25% to 15.25% in 1998 and from 12.25% to 20.25% in 1997. The outstanding balance of these loans at December 31, 1998 and 1997 was $5,397,700 and $6,922,000, respectively.

     In June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company failed to repurchase the minimum number of lots in any year, the option would terminate. Because of an election by the Company not to acquire any lots under this option agreement and the failure to pay the prerequisite real estate taxes, the Company was notified that its rights to acquire these lots had been terminated.

     In February 1999, the Company entered into an Agency Agreement with USA. Pursuant to the Agency Agreement, upon completion of a proposed merger with American Communities, Inc., USA was to receive a 10-year option to purchase 250,000 shares of Common Stock of the Company for $2.00 per share. In addition, USA was to receive certain registration rights with respect to the optioned shares. If the Company's stockholders did not approve the stock options and registration rights, USA was to receive, upon completion of the American merger, the sum of $600,000 payable $200,000 within two business days of approval of the merger by the Company's stockholders, and $50,000 quarterly thereafter. The proposed merger with American was terminated in June 1999.

     Subsequent to year end, the Company sold 53 finished lots and 4 completed models to USA Investors II, LLC, whose manager is USA Commercial Mortgage. USA Commercial Mortgage is controlled by Thomas Hantges, who is a member of the Company's Board of Directors. The property was sold for cash consideration of $50,000 and the assumption of approximately $1.7 million of debt and trade accounts payable, including existing debt to USA Mortgage of approximately $1.1 million. The debt assumed is estimated based upon current outstanding obligations minus proforma debt paydowns from the closing of 12 units under construction. The Company is also entitled to additional consideration of $100,000 payable from the profits upon the sale of these properties by USA Investors II, LLC. As of December 31, 1998, the Company has chosen to write down additional capitalized costs attributable to these lots. These costs would have been charged to cost of sales in the normal course of business as each house was sold had the lots been built out. The additional charge of $974,000 was expensed to the provision for write down of real estate.

     One of the owners of Overland Opportunity Fund, LLC ("Overland"), which owned 9.1% of the Company's outstanding Common Stock at April 30, 1999, is an affiliate of three entities with which the Company has signed Development and Marketing Agreements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

NOTE 12.  EMPLOYEES' PROFIT SHARING PLAN

     The Company has an employee profit-sharing plan covering substantially all employees. Contributions are made annually on a discretionary basis. No contributions have been made for the years ended December 31, 1998 and 1997.

NOTE 13.  STOCKHOLDERS' EQUITY

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

NOTE 14.  SUBSEQUENT EVENTS

     In April 1999, the Company entered into an Agreement and Plan of Merger ("Merger Agreement') with American Communities, Inc., a Nevada corporation ("American"), a privately held Las Vegas builder of entry level and move up single family homes. Under the Merger Agreement, the two principals of American were to receive shares of newly issued common stock of the Company in exchange for all of the outstanding common stock of American. In addition, the Merger Agreement provided for representation on the company's Board of Directors for representatives of American and the provision of a line of credit or alternative financing of at least $3 million by American which would be available to the Company after the closing. In June 1999, the Merger Agreement with American was terminated prior to any of the proposed transactions being consummated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                   PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers of the Registrant

     The following are the names and respective ages as of December 31, 1998 of the executive officers of the Company. The Company's executive officers are elected by, and serve at, the discretion of the Board of Directors.

     Name                                  Age                   Position
     ----                                  ---                   --------

     Ira C. Norris.......................   62    Chairman of the Board, President and Chief
                                                  Executive Officer
     David A. Fogg.......................   48    Chief Financial Officer and Secretary
     Gary E. Sorley......................   44    Division Manager
     Sue Monaco..........................   37    Vice President of Sales and Marketing

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

     David A. Fogg has served as a director and Chief Operating Officer of the Company since April 1998, and has served as Chief Financial Officer of the Company since November 1997. Prior to joining the Company, Mr. Fogg was Chief Financial Officer of Century/Crowell Communities, a builder/developer in San Bernardino, California from 1992 to 1997.

     Gary E. Sorley has served as the Company's Division Manager since August 1998. Prior to becoming Division Manager, Mr. Sorley served the Company as Vice President of Operations and Forward Planning and Director of Purchasing. Prior to joining the Company in 1994, Mr. Sorley worked for Brock Homes, a builder/developer in Laguna Hills, California, from 1984 to 1994 and Shea Homes from 1977 to 1984.

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

Directors of the Company.

     The members of the Board of Directors of Inco Homes are classified into three classes, one of which is elected at each Annual Meeting of Stockholders to hold office for a three-year term and until successors of such class have been elected and qualified. The following are the names of the Board of Directors of the Company as of April 30, 1999:

                                                                                         Class and Year
                                                                           Director       In Which Term
          Name                            Principal Occupation              Since          Will Expire          Age
          ----                            --------------------             --------      --------------         ---
    Ira C. Norris                Chairman of the Board, President and        1993            Class I             62
                                 Chief Executive Officer of Inco Homes                        1999
                                 Corporation


    David A. Fogg                Chief Operating Officer and Chief           1998            Class I             48
                                 Financial Officer of Inco Homes                              1999
                                 Corporation


    John F. Seymour, Jr.         Chief Executive Officer, Southern           1995            Class II            61
                                 California Housing Development                                2001
                                 Corporation


    Thomas A. Hantges            Founder and Chairman, USA Capital           1998            Class II            46
                                                                                               2001

    Robert H. Daskal             Senior Vice President and Chief             1995            Class III           57
                                 Financial Officer, Olympic Cascade                            2000
                                 Financial Corporation

     For additional information regarding Mr. Norris and Mr. Fogg, see "Executive officers of the Registrant."

     Thomas A. Hantges has served as a director of the Company since January 1998. Mr. Hantges is the founder and Chairman of USA Capital, a Nevada-based private lending corporation that specializes in originating, funding and servicing short-term real estate loans to major builders and developers throughout the United States. Mr. Hantges has been involved in the investment banking industry since 1980.

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

     Robert H. Daskal has served as a director of the Company since May 1995. Mr. Daskal is Senior Vice President and Chief Financial Officer of Olympic Cascade Financial Corporation, a financial services holding company. Mr. Daskal was the Executive Vice President and Chief Financial Officer of Inco Homes Corporation from October 1994 to January 1997. Before joining the Company, Mr. Daskal was Executive Vice President-Finance and Chief Financial Officer of UDC Homes, Inc., a homebuilder in Tempe, Arizona, from 1985 to 1994. UDC Homes, Inc. filed a petition for relief under Chapter 11 of the U.S. Bankruptcy code in May 1995.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

     Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended December 31, 1998 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation paid by the Company for the years ended December 31, 1998, 1997, and 1996 to the named Executive Officers.

                                                Summary Compensation Table
                                                                                    Long Term
                                                                                  Compensation
                                                                                  ------------
                                                  Annual Compensation                Awards
                                                  -------------------                ------
                                                                                   Securities
      Name and Principal                                                           Underlying              All Other
          Position                 Year         Salary (1)           Bonus       Options/SARs (#)       Compensation (2)
          --------                 ----         ----------           -----       ----------------       ---------------
Ira C. Norris                      1998         $  180,000           $   0            25,0000           $     6,196 (3)
  Chairman of the Board,           1997            240,000 (4)           0                  0                 5,580 (5)
  President and Chief              1996            360,000 (6)           0                  0                 7,856 (7)
Executive Officer

David A. Fogg                      1998         $  100,222           $   0             60,000           $    14,183 (8)
 Chief Operating Officer and       1997             12,500               0                  0                     0
 Chief Financial Officer           1996                  0               0                  0                     0

Gary E. Sorley                     1998         $  100,178           $   0             23,000 (9)                 0
  Division Manager                 1997             85,008               0                  0                     0
                                   1996             85,008              50              2,084                     0

______________
(1) Salary includes employee contributions under the Company's 401(k) Plan.
(2) Excludes a nominal amount, not more than $500 per employee annually, for life insurance premiums.
(3) Represents medical expenses of $2,788, auto expenses of $2,920 paid by the Company, and $488 of the Company's contribution under the Company's 401(k) Plan..
(4) Includes $42,500 accrued in 1997, but not yet paid.
(5) Represents medical expenses of $2,477 and auto expenses of $2,303 paid by the Company, and $800 of the Company's contribution under the Company's 401(k) plan.
(6) Includes $75,000 accrued in 1996, but not yet paid.
(7) Represents medical expenses of $4,849 and auto expenses of $2,072 paid by the Company, and $935 of the Company's contribution under the Company's 401(k) Plan.
(8) Represents vacation pay of $1,923, auto expenses of $12,000 paid by the Company, and $260 of the Company's contribution under the Company's 401(k) Plan.
(9) Includes options to purchase 2,501 shares granted in exchange for the options originally granted in 1996 and 1995.

Stock Options

     The following table contains information concerning the grant of stock options under the Company's 1992 Stock Option/Stock Issuance Plan and the Company's 1998 Incentive and Nonstatutory Stock Option Plan for the 1998 fiscal year to the named Executive Officers. The table also lists potential realizable values of such options on the basis of assumed annual compounded stock appreciation rates of 5% and 10% over the life of the options which are set at a maximum of 10 years.

                                                                                               Potential Realizable Value
                                                                                               at Assumed Annual Rates of
                                                                                                Stock Price Appreciation
                                    Individual Grants                                                for Option Term

-------------------------------------------------------------------------------------------------------------------------
                           Number of            % of Total
                           Securities          Options/SARs
                           Underlying           Granted to       Exercise or
                          Options/SARs         Employees in      Base Price    Expiration
    Name                  Granted (#)(1)        Fiscal Year       ($/Sh) (2)      Date            5% (3)         10% (3)
    ----                  -------------         -----------       ----------      ----            ------         -------
Ira C. Norris                25,000                 12.6%          $   3.25     08/02/08          51,098         129,492

David A. Fogg                60,000                 30.3%          $   3.25     08/02/08         122,634         310,780

Gary E. Sorley               13,000 (4)              6.6%          $   2.00     01/01/08          16,351          41,437
                             10,000                  5.0%              3.25     08/02/08          20,439          51,797

________________
(1) Each listed option granted to a named executive officer becomes exercisable for 25% of the option shares after 12 months of continued service from the date of grant. The option will become exercisable for the balance of the shares in a series of 36 successive equal monthly installments upon the optionee's completion of each additional month of service measured from the first anniversary of the date of grant. Each option will become immediately exercisable for all of the option shares in the event the Company is acquired by merger or sale of substantially all of the Company's assets or outstanding Common Stock, unless the option is assumed or otherwise replaced by the acquiring entity. The Compensation Committee has authority to provide for the acceleration of each option in connection with certain hostile tender offers or proxy contests for Board membership. Each option includes a limited stock appreciation right pursuant to which the option, if in effect for at least six months, will automatically be cancelled upon the occurrence of certain hostile tender offers, in return for a cash distribution from the Company based on the tender offer price per share. Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company.
(2) The exercise price of each option may be paid in cash, in shares of Common Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. The Company may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares and the federal and state tax liability incurred in connection with such exercise. The Compensation Committee has the authority to reprice outstanding options through the cancellation of those options and the grant of replacement options with an exercise price equal to the lower fair market value of the option shares on the regrant date.
(3) The potential realizable value is reported net of the option price, but before income taxes associated with exercise. These amounts represent assumed annual compounded rates of appreciation at 5% and 10% only from the date of grant to the expiration date of the option. There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the executive officers.
(4) Includes options to purchase 2,501 shares granted in exchange for options originally granted in 1996 and 1995.

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

-------------------------------------------------------------------------------------------------------------------
           Name              Number of Securities Underlying Unexercised      Value of Unexercised in-the-Money
                                   Options/SARs at FY-End                  Options/SARs at FY-End (Market price of
                                                                               shares at FY-End ($2.1875) less
                                                                                     exercise price) (1)
                           ----------------------------------------------------------------------------------------
                                  Exercisable           Unexercisable          Exercisable         Unexercisable
-------------------------------------------------------------------------------------------------------------------
Ira C. Norris                          0                    25,000                  0                    0
David A. Fogg                          0                    60,000                  0                    0
Gary E. Sorley                         0                    23,000                  0                    0
===================================================================================================================

Option/SAR Repricing

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

Compensation Committee Report on Option Exchange

     The Compensation Committee (the "Committee") of the Board of Directors is responsible for administration of the Company's Stock Option Plan, including the determination that the Plan continues to provide a continuing incentive to employees to remain as employees of the Company. A report of the Committee at the time of the exchange relating to repricing of the options is as follows: (i) the fair market value of the Company's common stock ("Common Stock") on January 2, 1998 was $2.00 per share based on the closing selling price of the Common Stock, as reported by Nasdaq; (ii) a number of employees of the Company held outstanding options (the "Higher-Priced Options") granted under the Company's 1992 Stock Option/Stock Issuance Plan (the "Plan") to purchase shares of Common Stock at an exercise price which is significantly in excess of the current fair market value of the Common Stock; (iii) it is in the best interests of the Company to provide its employees with a continuing opportunity to acquire shares of the Common Stock at the current fair market value of such stock and provide each individual with a significant incentive to operate the Company from the perspective of an owner with an equity stake in the business; and (iv) the Committee deems it advisable to implement a cancellation/re-grant program under the Plan, pursuant to which there shall be granted, in cancellation of each Higher-Priced Option, a new replacement option under the Plan to purchase shares of Common Stock with an exercise price equal to the current fair market value of such shares.

     Reports on Option Exchange submitted by the Compensation Committee of the Company's Board of Directors:

                                 Ira C. Norris
                               Thomas A. Hantges
                             John F. Seymour, Jr.

Director Remuneration

     Each non-employee member of the Board is paid an annual retainer fee of $10,000 and reimbursed for all out-of-pocket costs incurred in connection with attendance at meetings of the Board of Directors of the Company. In January 1999, the Company issued an aggregate of 35,826 shares of Company Common Stock to certain of the Company's current and former directors as payment in full of an aggregate of $97,500 in unpaid director fees owed by the Company to such individuals. Upon joining the Board, the Company granted to each non-employee director options to purchase 1,250 shares of Common Stock pursuant to the Company's automatic option grant program under the Company's 1992 Stock Option/Stock Issuance Plan. The options have a maximum term of ten years from the date of grant at exercise prices per share equal to the fair market value on the date of grant as follows: John F. Seymour Jr. - $6.00; Robert H. Daskal - $2.622; and Thomas A. Hantges - $2.00. The Company made and makes similar automatic option grants to purchase 834 shares annually to each continuing non-employee director on the date of each Annual Meeting of Stockholders, provided that such individual has served on the Board for at least six months prior to the date of the meeting. Accordingly, in June 1998, John F. Seymour, Jr. and Robert H. Daskal each received a ten-year option to purchase 834 shares of Common Stock at an exercise price of $3.625 per share. Options granted under the automatic option program may be exercised in full six months after the grant date, provided the eligible director remains a member of the board through that date. Such automatic option grants cease for any non-employee director who has been granted options to purchase a cumulative total of options of 5,417 shares of Common Stock.



                 [Remainder of page intentionally left blank]

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of June 30, 1999 by (i) each person who is known to the Company to own beneficially more than 5% of the outstanding shares of the Common Stock of the Company, (ii) each director and director nominee, (iii) each officer listed in the Summary Compensation Table, and (iv) all directors and executive officers as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

     Name and Address
     of Beneficial Owner                                                              Shares Beneficially Owned
     -------------------                                                              -------------------------
                                                                                     Number          Percentage(1)
                                                                                     ------          -------------
     Ira C. Norris (2)....................................................           607,405             27.5%
      1282 West Arrow Highway
      Upland, CA  91786

     Robert C. and Cheryl C. Porter.......................................           229,122             10.4%
      3068 East Sunset Road, Suite 14
      Las Vegas, NV  89120

     Overland Opportunity Fund, LLC (3)...................................           200,000              9.0%
      147 East Olive Avenue
      Monrovia, CA 91016

     Ronald L. Neeley (4).................................................           153,213             6.93%
      P.O. Box 371347
      San Diego, CA  92137

     Wellington Management Company, LLP (5)...............................           128,016              5.8%
      75 State Street
      Boston, MA 02109

     First Financial Fund, Inc. (6).......................................           128,016              5.8%
      One Seaport Plaza - 25th Floor
      New York, NY 10292

     Robert H. Daskal (7).................................................            19,860                *
      1282 West Arrow Highway
      Upland, CA 91786

     John F. Seymour, Jr. (8).............................................            15,670                *
      1282 West Arrow Highway
      Upland, CA 91786

     Thomas A. Hantges (9)................................................             6,341                *
      3900 Paradise Road, Suite 253
         Las Vegas, NV  89109

     David A. Fogg........................................................                --               --
      1282 West Arrow Highway
      Upland, CA 91786

     All directors and executive officers as a group
     (7 persons)(2)(7)(8)(9)..............................................           657,900             29.8%

_______________
* Percentage of shares beneficially owned does not exceed 1% of the class so owned.

(1) The percentage of beneficial ownership is calculated using 2,210,073 shares of Common Stock which were outstanding on April 30, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities.
(2) Includes warrants to purchase 200,000 shares of the Company's Common Stock, currently exercisable at $2.625 per share, which were granted to the Norris Living Trust in December 1998. All shares of Common Stock are owned by the Norris Living Trust Dated 2/17/89, a family trust of which Mr. Norris and his wife, Nancy D. Norris, serve as trustees.
(3) According to a Schedule 13D filed by Overland Opportunity Fund, LLC with the Securities and Exchange Commission ("SEC"), which states that in its capacity as a real estate investment company, Overland Opportunity Fund, LLC may be deemed beneficial owner of the shares. The Schedule 13D indicates that Overland Opportunity Fund, LLC has sole voting power and sole dispositive power.
(4) Includes 22,500 shares of Common Stock owned by Mr. Neeley and 130,713 shares of Common Stock owned by Neeley Revocable Family Trust dated 9/15/81, as amended, of which Mr. Neeley is a co-trustee with his wife.
(5) According to a Schedule 13G filed by Wellington Management Company, LLP with the SEC, which states that in its capacity as investment advisor, it may be deemed beneficial owner of the shares owned by its investment-counseling clients. The Schedule 13G indicates that Wellington Management Company, LLP has no voting power and shared dispositive power with respect to the shares.
(6) According to a Schedule 13G filed by First Financial Fund, Inc. with the SEC, which states that in its capacity as an investment company, it may be deemed beneficial owner of the shares. The Schedule 13G indicates that First Financial Fund, Inc. has sole voting power and shared dispositive power with respect to the shares.
(7) Includes 9,193 shares of Common Stock owned by Mr. Daskal and his wife jointly, options held by Mr. Daskal to purchase 1,250 shares of Common Stock currently exercisable at a price of $2.622 per share, options to purchase 834 shares of Common Stock currently exercisable at a price of $1.563 per share, options to purchase 834 shares of Common Stock currently exercisable at a price of $3.625 per share, options to purchase 1,500 shares of Common Stock currently exercisable at a price of $3.250 per share, options to purchase 5,555 shares of Common Stock currently exercisable at a price of $2.00 per share, options to purchase 347 shares of Common Stock exercisable in June 1999 at a per share price of $2.00 and options to purchase 347 shares of Common Stock exercisable in July 1999 at a per share price of $2.00.
(8) Includes 11,252 shares of Common Stock owned by Mr. Seymour, options held by Mr. Seymour to purchase 1,250 shares of Common Stock currently exercisable at $6.00 per share, options to purchase 834 shares of Common Stock currently exercisable at a price of $1.563 per share, options to purchase 834 shares of Common Stock currently exercisable at a price of $3.625 per share and options to purchase 1,500 shares of Common Stock currently exercisable at a price of $3.250 per share.
(9) Includes 3,591 shares of Common Stock owned directly by Mr. Hantges and options held by Mr. Hantges to purchase 1,250 shares of Common Stock currently exercisable at a price of $2.00 per share, and options to purchase 1,500 shares of Common Stock currently exercisable at a price of $3.25 per share.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Ira C. Norris and Entities Controlled by Ira C. Norris

     For the years ended December 31, 1998 and 1997, the Company incurred $25,500 and $45,000, respectively, in model home design fees and $152,431 and $108,400, respectively, as reimbursement for the cost of the model home furnishings to Nancy Orman Interiors. Nancy Norris, the wife of Ira C. Norris, owns Nancy Orman Interiors.

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at December 31, 1998 was $134,035, which includes accrued interest of approximately $12,035.

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 1999. The balance owing under this note at December 31, 1998 was $575,815, which includes accrued interest of approximately $75,815.

     On December 2, 1998, the Norris Living Trust advanced $40,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum. In addition, on December 4, 1998, the Norris Living Trust advanced an additional $285,000 at an interest rate of 10.0% per annum to the Company in connection with the closing of a $16.5 million construction loan on the Company's Mockingbird Canyon Estates project. The note is for a 12-month period, with an interest rate of 10.0% per annum, which will accrue and be due along with the principal on December 2, 1999. Subsequent to December 31, 1998, the Norris Living Trust advanced an additional $200,000 to the Company to be repaid within 12 months at an interest rate of 10.0% per annum. The Company has pledged a security interest in its Mockingbird Canyon Estates project to the Norris Living Trust as security for the repayment of the notes.

     Additionally, on December 11, 1998, the stockholders of the Company approved the issuance of a warrant to purchase 200,000 shares of Common Stock to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in fully by July 2, 1999. At December 31, 1998, the accrued interest under the note was $2,275.

Transactions with Thomas A. Hantges

     Thomas A. Hantges owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $13,650,000 and $12,120,000 for the years ended December 31, 1998 and 1997, respectively. USA has earned cumulative fees for these loans for the years ended December 31, 1998 and 1997 totaling $1,118,000 and $1,087,000, respectively, of which $909,000 and $878,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged from 12.25% to 15.25% in 1998 and from 12.25% to 20.25% in 1997. The outstanding balance of these loans at December 31, 1998 and 1997 was $5,397,700 and $6,922,000, respectively.

     In June 1997, USA Real Estate arranged for an additional group of investors to purchase the Company's Eagle Ranch project in the high desert for $2,400,000. Funds from this sale helped the Company repay portions of matured loans secured by this project with a commercial bank. The investors granted the Company a six-year option to periodically repurchase portions of the property, subject to annual minimum repurchase thresholds, for the development of single-family homes. If the Company failed to repurchase the minimum number of lots in any year, the option would terminate. Because of an election by the Company not to acquire any lots under this option agreement and the failure to pay the prerequisite real estate taxes, the Company was notified that its rights to acquire these lots had been terminated.

     In February 1999, the Company entered into an Agency Agreement with USA. Pursuant to the Agency Agreement, upon completion of the proposed merger with American Communities, Inc., USA shall receive a 10-year option to purchase 250,000 shares of Common Stock of the Company for $2.00 per share. In addition, USA shall receive certain registration rights with respect to the optioned shares. If the Company's stockholders do not approve the stock options and registration rights, USA shall receive, upon completion of the American merger, the sum of $600,000 payable $200,000 within two business days of approval of the merger by the Company's stockholders, and $50,000 quarterly thereafter.

     Subsequent to year end, the Company sold 53 finished lots and 4 completed models to USA Investors II, LLC, whose manager is USA Commercial Mortgage. The property was sold for cash consideration of $50,000 and the assumption of approximately $1.7 million of debt and trade accounts payable, including existing debt to USA Mortgage of approximately $1.1 million. The debt assumed is estimated based upon current outstanding obligations minus proforma debt paydowns from the closing of 12 units under construction. The Company is also entitled to additional consideration of $100,000 payable from the profits upon the sale of these properties by USA Investors II, LLC. As of December 31, 1998, the Company has chosen to write down additional capitalized costs attributable to these lots. These costs would have been charged to cost of sales in the normal course of business as each house was sold had the lots been built out. The additional charge of $974,000 was expensed to the provision for write down of real estate.

Transactions with Overland Opportunity Fund, LLC

     One of the owners of Overland Opportunity Fund, LLC ("Overland"), which owned 9.1% of the Company's outstanding Common Stock at April 30, 1999, is an affiliate of three entities with which the Company has signed Development and Marketing Agreements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 13.  EXHIBITS LIST, AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number                        Document Description
------                        --------------------

3.1 Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to the Company's Form 8-K dated January 15, 1997.)

3.2 Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K dated December 31, 1995.)

*3.3 Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, dated December 11, 1998.

4.1       Specimen of Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.1 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

4.2 Preferred Stock Certificate issued to Norris Living Trust. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-KSB dated December 31, 1997.)

4.3 Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock of Inco Homes Corporation. (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-KSB dated December 31, 1997.)

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

+10.8     Employees' Incentive Compensation Plan. (Incorporated by reference to
          Exhibit 10.49 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

Exhibit
Number                        Document Description
------                        --------------------

+10.9     1992 Stock Option/Stock Issuance Plan. (Incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated March 31, 1994.)

10.10 Tax Indemnification Agreement between the Registrant and Ira C. Norris dated March 15, 1993. (Incorporated by reference to Exhibit 10.44 of the Company's registration statement under the Securities Act on Form S-1, Registration Statement No. 33-58050.)

10.11 Limited Partnership Agreement of Spirit Corona 77, L.P. by and between ORA A&D Associates, L.P., a California Limited Partnership and Inco Homes Corporation, a Delaware corporation, dated January 11, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996.)

10.12 Limited Partnership Agreement of Freedom--Eagle Ranch Housing Partners by and between Julia Construction Inc., a California corporation, Fred
          E. Liao and Bob C. Chang, and Inco Homes Corporation, a Delaware corporation, dated May 1, 1996. (Incorporated by reference to Exhibit
          10.2 of the Company's Quarterly Report on Form 10-Q dated June 30, 1996.)

10.13 Limited Partnership Agreement of Triumph--Lancaster Housing Partners by and between the Gibbs Family Trust and Inco Homes Corporation, dated August 5, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 1996.)

10.14 Common Stock Purchase Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 23, 1996. (Incorporated by reference to
          Exhibit 10.44 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.15 Option Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 26, 1996. (Incorporated by reference to Exhibit 10.45 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.16 Consulting Agreement by and between Inco Homes Corporation and Overland Company, Inc., a California Corporation, dated December 26, 1996. (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.17 Warrant to Purchase 1,200,000 Shares of Inco Homes Corporation Common Stock issued to Overland Company, Inc., dated December 26, 1996. (Incorporated by reference to Exhibit 10.47 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.18 Secured Participation Note by and between Hunter's Ridge Investment Partners, a California Partnership and Inco Homes Corporation, dated October 1996. (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.19 Registration Rights Agreement by and between Inco Homes Corporation and Overland Opportunity Fund, LLC, a California Limited Liability Company, dated December 23, 1996. (Incorporated by reference to
          Exhibit 10.50 of the Company's Annual Report on Form 10-K dated December 31, 1996.)

10.20 Development and Marketing Agreement by and between Capital Mutual Moreno Valley, LLC., a California Limited Liability Company and Inco Homes Corporation, dated October 21, 1997. (Incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

Exhibit
Number                        Document Description
------                        --------------------

10.21 Letter Agreement by and between Overland Company, Inc. a California Corporation and Inco Homes Corporation, dated November 4, 1997. (Incorporated by reference to Exhibit 10.88 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

10.22 Common Stock Purchase Agreement by and between Thomas Hantges and Joseph D. Milanowski and Inco Homes Corporation, dated November 14, 1997. (Incorporated by reference to Exhibit 10.89 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

10.23 Agreement by and between City National Bank and Inco Homes Corporation, dated December 1, 1997. (Incorporated by reference to
          Exhibit 10.99 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

10.24 Restructuring Agreement by and between Sara Katz, et al., Palmdale Vistas Housing Developments, a California Limited Partnership, Inco Development Corporation, and Inco Homes Corporation, dated December 4, 1997. (Incorporated by reference to Exhibit 10.103 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

10.25 Agreement and Escrow Instructions by and between Palmdale Vistas Housing Investments, a California Limited Partnership, Palmdale Vistas Housing Developments, a California Limited Partnership, and Inco Development Corporation, dated December 19, 1997. (Incorporated by reference to Exhibit 10.104 of the Company's Annual Report on Form 10-KSB dated December 31, 1998.)

10.26 Promissory Note between the Norris Living Trust and Business Bank of California dated July 15, 1998. (Incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-QSB dated June 30, 1998.)

10.27 Modification of Secured Promissory Note between Ira C. Norris, Trustee, Norris Living Trust ad Inco Homes Corporation, dated June 26, 1998. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB dated June 30, 1998.)

10.28 Modification of Secured Promissory Note between Ronald L. Neeley and Lucille A. Neeley, Co-Trustees under the Neeley Revocable Family Trust and Inco Homes Corporation, dated June 26, 1998. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB dated June 30, 1998.)

*+10.29 Inco Homes Corporation 1998 Incentive Stock Option Plan and Nonstatutory Stock Option Plan.

*10.30 Warrant to Purchase 200,000 Shares of Inco Homes Corporation Common Stock issued to Norris Living Trust, dated December 11, 1998.

*10.31 Development & Marketing Agreement by and between Harwood Palmdale Partners I, a Limited Partnership and Inco Homes Corporation.

*10.32 Development & Marketing Agreement by and between Overland Haven, LLC, a California Limited Liability Company and Inco Homes Corporation.

*10.33 Development & Marketing Agreement by and between Overland R.C. 29, LLC, a California Limited Liability Company and Inco Homes Corporation.

*10.34 Agency Agreement by and between USA Commercial Mortgage Company, a Nevada corporation, and Inco Homes Corporation, a Delaware Corporation dated February 26, 1999.

Exhibit
Number                        Document Description
------                        --------------------

*10.35 Purchase and Sale Agreement by and between USA Investors II, LLC, a Nevada limited liability company and Huntington Homes, LLC, a California limited liability company, dated June 23, 1999.

*21.1     Subsidiaries of the Registrant.

*23.1     Consent of Certified Public Accountants (PriceWaterhouseCoopers LLP).

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

                              INCO HOMES CORPORATION


                              By  /s/ Ira C. Norris
                                  -----------------------------------------
                                  Ira C. Norris
                                  Chairman of the Board, President and
                                  Chief Executive Officer
Dated: July 7, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                     Date
         ---------                          -----                     ----
  /s/ Ira C. Norris           Chairman of the Board, President   July 7, 1999
---------------------------
      Ira C. Norris           and Chief Executive Officer
                              (principal executive officer)

  /s/ David A. Fogg           Chief Financial Officer            July 7, 1999
---------------------------
      David A. Fogg           (principal financial officer)

  /s/ Robert H. Daskal        Director                           July 7, 1999
---------------------------
      Robert H. Daskal

  /s/ Thomas A. Hantges       Director                           July 7, 1999
---------------------------
      Thomas A. Hantges

  /s/ John F. Seymour, Jr.    Director                           July 7, 1999
---------------------------
      John F. Seymour, Jr.