Form 10QSB
period 1999-03-31
INCO HOMES CORP
filed 1999-07-29
CIK 897432

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
        ---------------------------------------------------------------

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


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

                             YES  X        NO ____
                                 ---

The number of shares outstanding of each of the issuer's classes of common equity on June 30, 1999 was as follows:

     Class of Common Stock                            Shares Outstanding
     ---------------------                            ------------------
         $.01 par value                                    2,210,073

                Transitional Small Business Disclosure Format:

                             YES  X        NO ____
                                 ---

--------------------------------------------------------------------------------

                            INCO HOMES CORPORATION

                                     INDEX

                                                                               Page No.
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
          December 31, 1998.................................................    3

          Consolidated Statements of Operations (Unaudited) for the Three
          Months Ended March 31, 1999 and 1998..............................    4

          Consolidated Statements of Cash Flows (Unaudited) for the Three
          Months Ended March 31, 1999 and 1998..............................    5

          Notes to Consolidated Financial Statements (Unaudited)............    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   11

PART II.  OTHER INFORMATION.................................................   21

SIGNATURES..................................................................   22

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                                       March 31,                 December 31,
                                                                          ------------------------------------------------
                                                                                  1999                        1998
                                                                                  ----                        ----
ASSETS

Cash                                                                      $                 219       $                712
Real estate inventories                                                                  30,148                     30,238
Other assets                                                                                971                      1,056
                                                                          ---------------------       --------------------

        Total assets                                                      $              31,338       $             32,006
                                                                          =====================       ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                  $               5,664       $              7,500
Notes payable                                                                            23,598                     23,044
Line of credit                                                                            1,118                        768
Notes to stockholders                                                                     2,898                      2,649
                                                                          ---------------------       --------------------

        Total liabilities                                                 $              33,278       $             33,961

Minority partners' investment in consolidated partnerships                                  435                        254

Stockholders' Equity
     Preferred stock - $.01 par value; 1,000,000 shares
         authorized;  2,340 shares issued and outstanding
         for 1998 and 1997                                                                2,340                      2,340
     Common stock - $.01 par value; 20,000,000 shares
         authorized;  2,210,073 and 2,104,052 shares issued
         and outstanding for 1999 and 1998                                                   22                         21
     Additional paid in capital                                                          43,536                     43,301
     Deficit                                                                            (48,274)                   (47,871)
                                                                          ---------------------       --------------------

        Total stockholders' equity                                                       (2,376)                    (2,209)
                                                                          ---------------------       --------------------

        Total liabilities and stockholders' equity                        $              31,338       $             32,006
                                                                          =====================       ====================

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                        For the Three Months Ended
(Dollars in thousands, except per share data)                                    March 31,
                                                              --------------------------------------------------
                                                                     1999                          1998
                                                                     ----                          ----
Revenue from home sales                                       $          6,663                  $          4,284
Revenue from fee projects                                                  216
Revenue from land and lot sales                                            200
                                                              ----------------                  ----------------
                                                                         7,079                             4,284
                                                              ----------------                  ----------------

Cost of homes sold                                                       6,104                             4,210
                                                              ----------------                  ----------------
       Gross profit                                                        975                                74
                                                              ----------------                  ----------------

Selling and marketing expenses                                             711                               748
General and administrative expenses                                        538                               475
                                                              ----------------                  ----------------

                                                                         1,249                             1,223
                                                              ----------------                  ----------------

       Operating loss                                                     (274)                           (1,149)

Other income                                                                15                                 3
                                                              ----------------                  ----------------
       Loss before minority partners' share
           and provision for income taxes                                 (259)                           (1,146)

Minority partners' share                                                   181                                (4)
                                                              ----------------                  ----------------

       Loss before provision for income taxes                             (440)                           (1,142)

Provision for income taxes                                                   -                                 -
                                                              ----------------                  ----------------

       Loss before extraordinary item                                     (440)                           (1,142)

Extraordinary item                                                          37
                                                              ----------------                  ----------------

       Net Loss                                                           (403)                            (1142)

Cumulative preferred stock requirement                                     (58)                              (64)
                                                              ----------------                  ----------------

Net loss available to common stockholders                     $           (461)                 $         (1,206)
                                                              ----------------                  ----------------
Basic and diluted net loss per common share
       Loss before extraordinary item                         $          (0.23)                 $          (0.68)
       Extraordinary Item                                                 0.02
                                                              ----------------                  ----------------
Net loss per common share                                     $          (0.21)                 $          (0.68)
                                                              ================                  ================

Weighted average number of common shares
       outstanding                                                   2,167,064                         1,776,992
                                                                     =========                         =========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months Ended March 31,
                                                                              ---------------------------------------------------
(Dollars in thousands)                                                                1999                           1998
                                                                                      ----                           ----
Cash flows from operating activities:
        Net loss                                                               $          (403)              $        (1,142)
        Adjustment to reconcile net loss to net cash provided by (used in)
             operating activities:
             Extraordinary item                                                             37
             Minority partners' share                                                      181                            (4)
             Decrease (increase) in real estate inventories                                 90                        (1,617)
             Decrease in other assets                                                       85                           221
             (Decrease) increase in accounts payable and accrued liabilities            (2,074)                          263
                                                                              ----------------               ---------------

                    Net cash used in operating activities                               (2,084)                       (2,279)
                                                                              ----------------               ---------------
Cash flow from financing activities:

        Proceeds from notes payable secured by real estate                                                             6,350
        Repayments on notes payable secured by real estate                                 554                        (4,424)
        Proceeds from line of credit                                                       350
        Repayments on line of credit                                                                                     (83)
        Proceeds from notes to stockholder                                                 249
        Repayments to minority partners                                                                                  (50)
        Proceeds from sale of common stock                                                                                50

                    Net cash provided by financing activities                            1,153                         1,843
                                                                                --------------               ---------------

Net decrease in cash and cash equivalents                                                 (931)                         (436)

Cash and cash equivalents at beginning of year                                             712                           736
                                                                                --------------               ---------------

Cash and cash equivalents at end of period                                     $          (219)              $           300
                                                                               ===============               ===============

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental schedule of non-cash activities

[1] In the first quarter of 1999 the Company issued 35,826 shares of Company common stock to certain of the Company's current and former directors as payment in full of an aggregate of $97,500 in unpaid director fees owed to these individuals.

[2] Additionally, in the first quarter of 1999 the Company issued 70,195 shares of Company common stock to two of its vendors in satisfaction of accounts payable to them in the total amount of $175,488.

[3] In the first quarter of 1988, the Company issued 42,546 shares of Common Stock to creditors in exchange for relieving the Company of $72,500 of accounts payable.

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

     The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto contained in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1998. The accompanying unaudited consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries, and the Company's general partnership interests in Freedom-Eagle Ranch Housing Partners ("FERHP") and Triumph-Lancaster Housing Partners ("Triumph"). All significant intercompany transactions have been eliminated.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

     For the three months ended March 31, 1999 and 1998, the Company incurred $30,000 and $80,000, respectively, in model home design fees and $0 and $22,500, respectively, as reimbursement for the cost of the model home furnishings with Nancy Orman Interiors ("NOI"). NOI is owned by Nancy Norris, the wife of Ira C. Norris, the Company's Chairman and Chief Executive Officer.

     Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at March 31, 1999 is a loan with a balance of $529,000 from HRIP, secured by one of the Company's projects in Fontana, California.

     Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $15,150,000 and $12,240,000 through March 31, 1999 and 1998, respectively. USA has earned cumulative fees for these loans for quarters ended March 31, 1999 and 1998 totaling $1,157,000 and $1,088,000, respectively, of which $948,000 and $879,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged 12.25% to 15.25% in 1999 and from 12.25% to 20.25% in 1998. The outstanding balance of these loans at March 31, 1999 and 1998 was $5,351,000 and $8,080,000,
     respectively.

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

     Subsequent to March 31, 1999, the Company sold 53 finished lots and 4 completed models to USA Investors II, LLC, whose manager is USA Commercial Mortgage. USA Commercial Mortgage is controlled by Thomas Hantges, who is a member of the Company's Board of Directors. The property was sold for cash consideration of $50,000 and the assumption of approximately $1.7 million of debt and trade accounts payable, including existing debt to USA Mortgage of approximately $1.1 million. The debt assumed is estimated based upon current outstanding obligations minus proforma debt paydowns from the closing of 12 units under construction. The Company is also entitled to additional consideration of $100,000 payable from the profits upon the sale of these properties by USA Investors II, LLC. As of December 31, 1998, the Company wrote down additional capitalized costs totaling $974,000 attributable to these lots. These costs would have been charged to cost of sales in the normal course of business as each house was sold had the lots been built out.

     One of the owners of Overland Opportunity Fund, LLC ("Overland"), which owned 9.0% of the Company's outstanding Common Stock at June 30, 1999, is an affiliate of three entities with which the Company has signed Development and Marketing Agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

NOTE 3 - NOTES TO STOCKHOLDERS

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

     On December 11, 1998, the stockholders of the Company approved the issuance of a warrant to purchase 200,000 shares of Common Stock to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in full by July 2, 1999. At March 31, 1999, the note had no accrued interest. In accordance with SFAS 123, the Company has recorded the value of this warrant issued as issuance costs and will amortize the cost over the extension period of the line.

     From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock of $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at March 31, 1999 was $137,000, which includes accrued interest of approximately $15,000.

     In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 2000. The balance owing under this note at March 31, 1999 was $588,000, which includes accrued interest of approximately $88,000.

     In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1999 and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. A request for extension has been sent to the lender. The balance owing under this note at March 31, 1999 was $632,000, which includes accrued interest of approximately $132,000.

NOTE 4 - NET LOSS PER COMMON SHARE

       Loss per share for the three months ended March 31, 1999 and 1998 is calculated as follows:

            (Dollars in thousands, except per                   For the Three Months
                     share data)                                  Ended March 31,
                                                      ------------------------------------
                                                           1999                  1998
                                                      --------------        --------------
            Net loss                                      $      433            $    1,142
            Cumulative preferred dividends                        58                    64
                                                      --------------        --------------
            Net loss to common shareholders               $      491            $    1,206
                                                      ==============        ==============
            Weighted average number of common
               shares outstanding                          2,167,064             1,776,992

            Basic and diluted loss per share              $     0.23            $     0.68

            Dilutive potential common shares                  55,445                80,509

       Since losses have occurred in all periods presented, the inclusion of dilutive potential common shares (principally stock options and warrants) to calculate diluted loss per share would be anti-dilutive.

NOTE 5 - STOCKHOLDERS' EQUITY

     The decrease in stockholders' equity from December 31, 1998 to March 31, 1999, is reconciled as follows:

                                                               Common Stock
                                        Preferred Stock    and Additional Paid
       (Dollars in thousands)                                  in Capital
                                       Shares    Amount     Shares     Amount      Deficit       Total
                                       ------    ------     ------     ------      -------       -----
       Balance - December 31, 1998      2,340     $2,340  2,104,052    $43,322    $(47,871)     ($2,209)
       Common stock issued                 --         --    106,021        236          --          236
       Net loss                            --         --         --         --        (403)        (403)
                                      -----------------------------------------------------------------
       Balance - March 31, 1999         2,340     $2,340  2,210,073     43,536    $(48,274)    $ (2,376)
                                      =================================================================

     Common Stock was issued in the quarter ended March 31, 1999 in various private transactions with sales prices totaling $272,988. Pursuant to these transactions, (i) the Company issued an aggregate of 35,826 shares of Company Common Stock to certain of the Company's current and former directors as payment in full of an aggregate of $97,500 in unpaid director fees owed by the Company to such individuals; and (ii) the Company issued an aggregate of 70,195 shares of Company Common Stock to two of its vendors in satisfaction of indebtedness to them in the total amount of $175,488.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

     As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits.
     As of March 31, 1999, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's
     business could be adversely affected.   Additionally, the Company has
     received various complaints regarding alleged construction defects at four of its projects. The Company believes that the claims made against it are without merit and has tendered all of these claims to its product liability insurers who have accepted defense subject to reservation of rights. The Company believes that these claims will not have a material adverse effect on the Company's business.

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

Results of Operations - 1999 vs. 1998

Revenue from Home Sales, including Fee Projects

Revenue from home sales increased to $6,663,000 during the three months ended March 31, 1999, from $4,284,000 during the three months ended March 31, 1998, representing an increase of $2,379,000 or 55.5%. The Company closed 49 homes at an average sales price of $136,000 during the three months ended March 31, 1999 compared to 32 homes closed at an average sales price of $133,900 during the three months ended March 31, 1998, a 53% increase in closings and a 1.6% increase in average sales price. The home sales from fee project jobs during 1999 was $2,824,000. The total number of sales closed was 26. The Company earned $216,000 in fees from these projects. The increase in revenue and average sales price during the three months ended March 31, 1999 is attributable to the majority of closings occurring in the Company's higher priced subdivisions.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:

                                                                              Homes Closed for the
                                                                             Quarter Ended March 31,
                                                                       ---------------------------------
                                                                            1999               1998
                                                                       --------------     --------------
     High Desert of San Bernardino and Los Angeles Counties                        21                 15
     Inland San Bernardino and Riverside Counties                                  28                 17
                                                                       --------------     --------------
              Subtotal, Owned Projects                                             49                 32

     Projects Built for a Fee (See Liquidity and Capital Resources)                26                 --
                                                                       --------------     --------------
              Total Combined Closings                                              75                 32
                                                                       ==============     ==============

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended March 31, 1999 was $6,104,000, an increase of $1,894,000, or 45.0%, from $4,210,000 during the three months ended March 31, 1998. Cost of homes sold as a percentage of revenue decreased to 91.6% for the three months ended March 31, 1999 from 98.3% for the same period in 1998. The decrease in cost of homes sold as a percentage of revenue for the first quarter of 1999 is primarily the result of increased sales prices.

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

Selling expenses were $324,000 and $306,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of 5.9%. Selling expenses as a percentage of revenue were 4.6% and 7.1% for the three months ended March 31, 1999 and 1998, respectively. The decrease in selling expenses as a percentage of revenue is primarily due to reduced payroll expense for the Company's internal sales force and lower total commissions paid to independent real estate brokers.

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

Marketing expenses were $387,000 and $442,000 for the quarters ended March 31, 1999 and 1998, respectively, representing a decrease of 12.4%. As a percentage of revenue, marketing expenses were 5.5% and 10.3% for the three months ended March 31, 1999 and 1998, respectively. The decrease in marketing costs is a result of less advertising dollars being spent and an increase in the demand for housing.

During both the first quarter of 1999 and 1998, the Company was delivering homes from six projects. In the first quarter of 1999 and 1998 the Company had no grand openings.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs and general office expenses.

General and administrative expenses were $538,000 and $475,000 for the three months ended March 31, 1999 and 1998, respectively, an increase of 12.0%. As a percentage of revenue, general and administrative expenses were 7.6% and 11.1% for the three months ended March 31, 1999 and 1998, respectively. The increase in the dollar amount of general and administrative expenses primarily reflects an increase in payments made to outside consultants, increased legal expense and additional miscellaneous employee expenses.

Other Income

Other income includes interest earned on cash balances related to certain projects and miscellaneous income. Other income was $15,000 and $3,000 for the three months ended March 31, 1999 and 1998, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are FERHP and Triumph.

The minority partners' share of profits (losses) was $181,000 and ($4,000) for the three months ended March 31, 1999 and 1998, respectively.

Provision for Income Taxes

At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of $32,341,000 that are available to offset future federal taxable income. Generally accepted accounting principles require that a deferred tax asset be recognized for net operating loss carryforwards and deductible temporary differences, and for management to reduce the deferred tax asset by a valuation allowance to the extent that management believes that it is more likely than not that some portion or all of the deferred tax asset will not be realized. As of December 31, 1997, the Company had recorded a gross deferred tax asset of $11,198,000 and a valuation allowance of $8,998,000. Management believed that future taxable income would be sufficient to realize the tax benefit reflected by the net deferred tax asset of $2.2 million. The Company continued to incur operating losses in 1998 in spite of improving residential real estate market conditions, leading management to conclude that it is more likely than not that the net deferred tax asset of $2.2 million will not be realized. Accordingly, management increased the valuation allowance to reduce the net deferred tax asset to zero and reflected this increase in the valuation allowance, totaling $2.2 million, as the provision for income taxes for the year ended December 31, 1998.

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

                                                                   March 31,
                                       ----------------------------------------------------------------
                                                   Backlog                        Gross Revenue
                                       ------------------------------    ------------------------------
                                            1999             1998             1999             1998
                                       -------------    -------------    -------------    -------------
         High Desert of San Bernardino
           and Los Angeles Counties               29               32      $ 3,558,000      $ 3,753,000
         Inland San Bernardino and
           Riverside Counties                     61               43        9,471,000        7,056,000
         Projects Built for a Fee (See
           Liquidity and Capital
           Resources)                             43                5        5,600,000          573,000
                                        ------------     ------------      -----------      -----------
         Total Number of Homes                   133               80
                                        ============     ============
         Aggregate Sales Value                                             $18,629,000      $11,382,000
                                                                           ===========      ===========

         Average Sales Price                                               $   140,100      $   142,300
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

The Company's backlog increased 66% to 133 homes at March 31, 1999 from 80 homes at March 31, 1998. The aggregate sales value of the units in backlog increased by $7,247,000 or 63.7%, due to the increase in number of homes under sales contracts. The average sales price of homes in backlog decreased by $2,200 or 1.5% due to a change in the mix of homes offered for sale.

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

Net Orders

Net orders, including the fee projects, represents the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders for the dates indicated:

                                                      For the Quarter Ended March 31,
                                                   ------------------------------------
                                                          1999                1998
                                                   ----------------    ----------------
        High Desert of San Bernardino and Los
                Angeles Counties                                 11                  25
        Inland San Bernardino and Riverside
                Counties                                         12                  39
        Projects Built for a Fee (See Liquidity
                and Capital Resources)                           21                   5
                                                   ----------------    ----------------
        Total                                                    44                  69
                                                   ================    ================

Net new orders decreased to 44 homes from 69 homes for the quarters ended March 31, 1999 and 1998, respectively, a decrease of 36%. The Company believes that the decrease in net orders is attributable the increase in the Company's backlog which resulted in a decrease of homes available for sale during the quarter.

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

State of Y2K Readiness

The scope of the Company's Y2K compliance effort has been defined to include six distinct projects. Two of the six projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These two high priority projects are the conversion and upgrade of the Company's accounting information systems and the upgrade of the Company's primary computer network and personal computers. Of these two high priority projects, as of March 30, 1999, the accounting information systems conversion has been implemented, the Company replaced all of its older personal computers with current models and the upgrade of the Company's primary computer network file server will be remediated by August 1, 1999.

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

As a result of the limited amount of the Company's available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of March 31, 999, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

In April 1999, the Company entered into a Merger Agreement with American Communities ("American"), a privately held Las Vegas builder of entry level and move up single family homes. From April through early June, the Company devoted significant time and resources to this proposed transaction which, in addition to the merger with American, included a requirement that American obtain a $3 million line of credit or alternative financing which would be available to the Company after the closing. The Company expected that this financing would be available to it to address its short and long-term working capital needs. However, the proposed transactions with American were terminated in June 1999 and the Company has been forced to seek financing from alternative sources.

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

If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations will be impaired, and the Company will not be able to conduct operations as presently anticipated. This would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has financed its operations from a combination of limited partner capital contributions, subordinated debt, cash generated from operations, purchase money financing of land purchases, borrowings from various banking institutions, borrowings from related parties, deferring accounts payable and sales of its capital stock, as discussed in more detail below. The Company is currently also exploring alternative methods of financing.
Management believes that existing cash and capital resources, including cash flow from operations, will be insufficient to fund the Company's cash requirements at the Company's presently anticipated level of operations without additional funds from outside sources. No assurances can be given that any funds will be available from such financial sources, or that they will be available on terms favorable to the Company. If adequate funds are not available from those other sources, there are substantial doubts about the Company's ability to continue as a going concern and fund its ongoing operations.

In February 1999, the Company concluded a private offering (the "Offering") of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes have an 18 month maturity date and no prepayment penalty. The face value of each Investment Note is $10,000. As of March 31, 1999, total outstanding bond indebtedness related to this offering was $19,000. The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $15,150,000 and $12,240,000 through March 31, 1999 and 1998, respectively. USA has earned cumulative fees for these loans for quarters ended March 31, 1999 and 1998 totaling $1,157,000 and $1,088,000, respectively, of which $948,000 and $879,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged 12.25% to 15.25% in 1999 and from 12.25% to 20.25% in 1998.
The outstanding balance of these loans at March 31, 1999 and 1998 was $5,351,000 and $8,080,000, respectively.

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

From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at March 31, 1999 was $137,000, which includes accrued interest of approximately $15,000.

In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 2000. The balance owing under this note at March 31, 1999 was $588,000, which includes accrued interest of approximately $88,000.

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

Additionally, on December 11, 1998, the stockholders of the Company approved the issuance of a three year warrant to purchase 200,000 shares of Common Stock, at the purchase price of $2.625 per share, to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in full by July 2, 1999. At March 31, 1999, the note had no accrued interest.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1999 and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. A request for extension has been sent to the lender. The balance owing under this note at March 31, 1999 was $632,000, which includes accrued interest of approximately $132,000.

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

Subsequent to December 31, 1998, the Company entered into three Development and Marketing Agreements with three entities affiliated with the Overland Group and Mr. Fred Liao, to develop, construct, and market 79 lots owned by the one entity in Palmdale, California and 56 and 29 lots owned by two other entities in Rancho Cucamonga, California. Under these agreements, i) all financing and bonding is the responsibility of each entity; ii) the Company will receive compensation in the form of development fees and sales commissions totaling approximately 4.0% of the gross sales price of the homes; iii) the Company will receive all profits generated from buyer upgrades via the design center and iv) all home warranty costs are to be borne by each entity. The Overland Group and Mr. Liao are affiliates of Overland Opportunity Fund, LLC ("Overland"), which owned 9.0% of the Company's outstanding Common Stock at June 30, 1999.

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, which allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At March 31, 1999, the Company had land seller indebtedness outstanding of $1,325,000.

The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At March 31, 1999, aggregate borrowings of $23,221,000 were outstanding under these facilities and $18,466,000 was available for further qualified project finance borrowing. Interest rates on these loans range from 7.65% to 15.25%, with the weighted average being 11.53%.

The Company has unsecured revolving lines of credit of $1,000,000 and $250,000 with commercial banks that bear interest at the prime rate plus 1.0% and prime rate plus 2.0%. The net outstanding balance under these lines of credit at March 31, 1999 was $1,118,000. With regard to the $1,000,000 line of credit, at the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The Company repays the lender weekly from net escrow closing proceeds. With regard to the $250,000 credit line, the Company submits a loan request for project costs incurred prior to obtaining a construction loan. The line is repaid when the construction loan records. The Company is reimbursed for the project costs previously paid.

In December 1997, the Company restructured a secured line of credit with an outstanding principal balance of $2,891,000 from a commercial bank, which had become due. Pursuant to a series of agreements, the bank's note was purchased for $1,750,000 by a group of lenders ("new lender") provided by USA. The bank forgave accrued interest of $92,000 and canceled its rights under a warrant to purchase 41,667 shares of the Company's Common Stock that was issued to the bank pursuant to an agreement made in June 1996 extending and modifying the line of credit. The resulting obligation of the Company to the new lender is $2,350,000, which includes the $1,750,000 paid to the bank, fees earned by USA, an interest reserve and a payoff made by the new lender to an unrelated commercial bank of another loan to the Company. The loan is secured by undeveloped land owed by the Company in Victorville and Palmdale, California and by an assignment of the Company's rights under the Eagle Ranch repurchase option agreement previously described. Since the land in Palmdale was owned by Palmdale Vistas Housing Developments, Ltd. ("Palmdale Vistas"), in which the Company was the managing general partner and had a 51.3% interest, the new lender required the dissolution of Palmdale Vistas pursuant to an Agreement signed by the partners of Palmdale Vistas. The limited partners of Palmdale Vistas, which include a former director of the Company, received title to a 17 acre undeveloped commercial site owned by Palmdale Vistas. The Company, as general partner of Palmdale Vistas, received title to the balance of the partnership assets consisting of three completed model homes, 11 completed homes for sale, and approximately 180 unimproved residential lots. Additionally, the Company has agreed to repay the bank the $1,141,000 principal amount not paid by the new lender when it purchased the bank's note. This payment is unsecured, non-interest bearing and payable from 15% of profits earned annually by the Company commencing with the fiscal year ending December 31, 1999. Certain non-operational changes in the Company's net worth in excess of $3,500,000 and certain changes in control of the Company will also require additional payments to the bank.

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

                            INCO HOMES CORPORATION


PART II.  OTHER INFORMATION

Item 1. Not Applicable

Item 2. Recent Sales of Unregistered Securities

        In the first quarter of 1999, the Company issued an aggregate of 35,826 shares of Company Common Stock to certain of the Company's current and former directors as payment in full of an aggregate of $97,500 in unpaid director fees owed by the Company to such individuals. Additionally, the Company issued an aggregate of 70,195 shares of Company Common Stock to two of its vendors in satisfaction of indebtedness to them in the total amount of $175,488.

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

Items 3 through 5.  Not Applicable

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits.

             27.1  Financial Data Schedule.

        (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended March 31, 1999.

                            INCO HOMES CORPORATION

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INCO HOMES CORPORATION



Date: July 28, 1999                     By:  /s/ Ira C. Norris
                                             ---------------------------------
                                             IRA C. NORRIS
                                             Chairman of the Board, President
                                             and Chief Executive Officer


Date: July 28, 1999                     By:  /s/ David A. Fogg
                                             ---------------------------------
                                             DAVID A. FOGG
                                             Chief Operating Officer and
                                             Chief Financial Officer