Form 10QSB
period 1999-06-30
INCO HOMES CORP
filed 1999-08-16
CIK 897432

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

         ------------------------------------------------------------

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999


               [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-21378


                            INCO HOMES CORPORATION
             (Exact name of registrant as specified in its charter)


              Delaware                             33-0534734
    ------------------------------            -------------------
      (State or jurisdiction of                (I.R.S. Employer
    incorporation or organization)            Identification No.)


        1282 West Arrow Highway
          Upland, California                         91786
----------------------------------------           ----------
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

                            YES  [_]        NO  [X]

________________________________________________________________________________

                             INCO HOMES CORPORATION

                                     INDEX


                                                                        Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
          and December 31, 1998..........................................   3

          Consolidated Statements of Operations (Unaudited) for the
          Three Months and Six Months Ended June 30, 1999 and 1998.......   4

          Consolidated Statements of Cash Flows (Unaudited) for the
          Three Months and Six Months Ended June 30, 1999 and 1998.......   5

          Notes to Consolidated Financial Statements (Unaudited).........   7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  11

PART II   OTHER INFORMATION..............................................  23

SIGNATURES...............................................................  24

INCO HOMES CORPORATION
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)                   June 30,    December 31,
                                                           -------------------------
                                                              1999          1998
                                                           ----------   ------------
ASSETS

Cash                                                        $    111      $    712
Real estate inventories                                       27,908        30,238
Other assets                                                   1,018         1,056
                                                            --------      --------
        Total assets                                        $ 29,037      $ 32,006
                                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                       5,842      $  7,500
Notes payable                                                 21,874        23,044
Line of credit                                                 1,118           768
Notes to stockholders                                          2,994         2,649
                                                            --------      --------
        Total liabilities                                   $ 31,828      $ 33,961
                                                            ========      ========

Minority partners' investment in consolidated partnerships        73           254

Stockholders' Equity
  Preferred stock - $.01 par value; 1,000,000 shares
    authorized; 2,340 shares issued and outstanding
    for 1998 and 1997                                          2,340         2,340
  Common stock - $.01 par value; 20,000,000 shares
    authorized; 2,210,073 and 2,104,052 shares issued
    and outstanding for 1999 and 1998                             22            21
  Additional paid in capital                                  43,536        43,301
  Deficit                                                    (48,762)      (47,871)
                                                            --------      --------

        Total stockholders' equity                            (2,864)       (2,209)
                                                            --------      --------

        Total liabilities and stockholders' equity          $ 29,037      $ 32,006
                                                            ========      ========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                                            For the Three Months Ended       For the Six Months Ended
(Dollars in thousands, except per share data)                       June 30,                         June 30,
                                                            --------------------------       ------------------------
                                                                1999          1998              1999          1998
                                                            -----------    -----------       ----------    ----------
Revenue from home sales                                      $    8,549    $     9,120       $   15,212    $   13,404
Revenue from fee projects                                           317                             533
Revenue from land and lot sales                                                                     200
                                                             ----------    -----------       ----------    ----------
                                                                  8,867          9,120           15,946        13,404
                                                             ----------    -----------       ----------    ----------

Cost of homes sold                                                8,327          8,492           14,431        12,702
Cost of land and lots                                                 -              -                -             -
                                                             ----------    -----------       ----------    ----------
                                                                  8,327          8,492           14,431        12,702
                                                             ----------    -----------       ----------    ----------

       Gross profit                                                 540            628            1,515           702
                                                             ----------    -----------       ----------    ----------

Provision for write-down of real estate                               -              -                              -
Selling and marketing expenses                                    1,011            934            1,722         1,682
General and administrative expenses                                 350            372              888           847
                                                             ----------    -----------       ----------    ----------

                                                                  1,361          1,306            2,610         2,529
                                                             ----------    -----------       ----------    ----------

       Operating loss                                              (821)          (678)          (1,095)       (1,827)

Other income                                                         40            142               55           145
                                                             ----------    -----------       ----------    ----------

       Loss before minority partners' share
          and provision for income taxes                           (781)          (536)          (1,040)       (1,682)

Minority partners' share                                           (293)            (9)            (112)          (13)
                                                             ----------    -----------       ----------    ----------

       Loss before provision for income taxes                      (489)          (527)            (929)       (1,669)

Provision for income taxes                                            -              -                -             -
                                                             ----------    -----------       ----------    ----------

      Loss before extraordinary item                               (489)          (527)            (929)       (1,669)

Extraordinary item                                                                                   37
                                                             ----------    -----------       ----------    ----------

Net Loss                                                           (489)          (527)            (892)   $   (1,669)

Cumulative preferred stock requirement                              (58)           (59)            (116)         (123)
                                                             ----------    -----------       ----------    ----------

Net loss                                                     $     (547)   $      (586)      $   (1,045)   $   (1,792)
                                                             ==========    ===========       ==========    ==========

Basic and diluted net loss per common share
   Loss before extraordinary item                            $    (0.25)   $     (0.30)      $    (0.50)   $    (0.96)
   Extraordinary item                                                                        $     0.02
                                                             ----------    -----------       ----------    ----------
Net loss per common share                                    $    (0.25)   $     (0.30)      $    (0.48)   $    (0.96)
                                                             ==========    ===========       ==========    ==========

Weighted average number of common shares
 outstanding                                                  2,210,073      1,957,742        2,188,807     1,867,866
                                                              =========      =========        =========     =========

See accompanying notes to financial statements

INCO HOMES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Six Months Ended June 30,
                                                                      ---------------------------------
(Dollars in thousands)                                                    1999                  1998
                                                                          ----                  ----
Cash flows from operating activities:
    Net loss                                                           $     (929)           $   (1,669)
    Adjustment to reconcile net loss to net cash provided by
      (used in) operating activities:
      Extraordinary item                                                       37
      Minority partners' share                                               (181)                  (14)
      Increase in real estate inventories                                   2,330                  (310)
      Increase in deferred income tax asset                                                          (4)
      Increase in other assets                                                 38                   (25)
      Increase (decrease) in accounts payable and accrued liabilities      (1,421)                1,068
                                                                       ----------            ----------
             Net cash used in operating activities                           (126)                 (954)
                                                                       ----------            ----------
Cash flow from financing activities:

    Proceeds from notes payable secured by real estate                                           14,137
    Repayments on notes payable secured by real estate                     (1,170)              (13,799)
    Proceeds from line of credit                                              350                   244
    Repayments on line of credit                                                                    (83)
    Proceeds from notes to stockholder                                        345
    Repayments to minority partners                                                                 (50)
    Proceeds from sale of common stock                                                                2
    Costs of stock issuance and reverse stock split                                                  50
                                                                       ----------            ----------
             Net cash provided by financing activities                       (475)                  501
                                                                       ----------            ----------
Net increase in cash and cash equivalents                                    (601)                 (453)
Cash and cash equivalents at beginning of year                                712                   736
                                                                       ----------            ----------
Cash and cash equivalents at end of period                             $      111            $      215
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

NOTE 2 - RELATED PARTY TRANSACTIONS

  For the three months ended June 30, 1999 and 1998, the Company incurred $0 and $33,000, respectively, in model home design fees and reimbursement for the cost of the model home furnishings with Nancy Orman Interiors ("NOI"). For the six months ended June 30, 1999 and 1998, the Company incurred $30,000 and $112,000, respectively, in model home design fees and reimbursement for the cost of the model home furnishings with NOI. NOI is owned by Nancy Norris, the wife of Ira C. Norris, the Company's Chairman and Chief Executive Officer.

  Thomas E. Gibbs, Jr., a former director of the Company, holds a 56.3% general partner's interest in Hunter's Ridge Investment Partners ("HRIP"). Included in notes payable at June 30, 1999 is a loan with a balance of $479,000 from HRIP, secured by one of the Company's projects in Fontana, California.

  Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $15,150,000 and $11,020,000 through June 30, 1999 and 1998, respectively. USA has earned cumulative fees for these loans for quarters ended June 30, 1999 and 1998 totaling $1,157,000 and $1,118,000, respectively, of which $948,000 and $909,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged 12.25% to 15.25% in 1999 and from 12.25% to 20.0% in 1998. The outstanding balance of these loans at June 30, 1999 and 1998 was $5,543,000 and $7,117,000, respectively.

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

  In June 1999, the Company sold 53 finished lots and 4 completed models to USA Investors II, LLC, whose manager is USA. USA is controlled by Thomas Hantges, who is a member of the Company's Board of Directors. The property was sold for cash consideration of $50,000 and the assumption of approximately $1.7 million of debt and trade accounts payable, including existing debt to USA of approximately $1.1 million. The debt assumed is estimated based upon current outstanding obligations minus proforma debt paydowns from the closing of 12 units under construction. The Company is also entitled to additional consideration of $100,000 payable from the profits upon the sale of these properties by USA Investors II, LLC. As of December 31, 1998, the Company wrote down additional capitalized costs totaling $974,000 attributable to these lots. These costs would have been charged to cost of sales in the normal course of business as each house was sold had the lots been built out.

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

   On December 11, 1998, the stockholders of the Company approved the issuance of a warrant to purchase 200,000 shares of Common Stock to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit is due and payable in full by July 2, 1999 and has been extended until September 2, 1999. At June 30, 1999, the note had no accrued interest. In accordance with SFAS 123, the Company has recorded the value of this warrant issued as issuance costs and will amortize the cost over the extension period of the line.

   From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt to 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock of $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at June 30, 1999 was $140,000, which includes accrued interest of approximately $16,000.

   In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 2000. The balance owing under this note at June 30, 1999 was $601,000, which includes accrued interest of approximately $101,000.

   In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1999 and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. A request for extension has been sent to the lender. The balance owing under this note at June 30, 1999 was $651,000, which includes accrued interest of approximately $151,000.

NOTE 4 - NET LOSS PER COMMON SHARE

     Loss per share for the three-month and six-month periods ended June 30, 1999 and 1998 is calculated as follows:

(Dollars in thousands, except per                For the Three Months                  For the Six Months Ended
           share data)                              Ended June 30,                             June 30,
                                        -----------------------------------       --------------------------------
                                               1999                1998                 1999              1998
                                        ---------------     ---------------       --------------    --------------
Net loss                                     $      489          $      527           $      892        $    1,669
Cumulative preferred dividends                       58                  59                  116               123
                                        ---------------     ---------------       --------------    --------------
Net loss to common shareholders              $      547          $      586           $    1,045        $    1,792
                                        ===============     ===============       ==============    ==============
Weighted average number of common
   shares outstanding                         2,210,073           1,957,742            2,188,807         1,867,866
Basic and diluted loss per share                  $0.25               $0.30                $0.50             $0.96
Dilutive potential common shares                  1,668              61,114                1,668            80,509

  Since losses have occurred in all periods presented, the inclusion of dilutive potential common shares (principally stock options and warrants) to calculate diluted loss per share would be anti-dilutive.

NOTE 5 - STOCKHOLDERS' EQUITY

  The decrease in stockholders' equity from December 31, 1998 to June 30, 1999, is reconciled as follows:

                                                                   Common Stock
                                          Preferred Stock       and Additional Paid
           (Dollars in thousands)                                   in Capital
                                         Shares     Amount      Shares      Amount       Deficit       Total
                                        --------   ---------   ---------   ---------   -----------   ----------

        Balance - December 31, 1998        2,340      $2,340   2,104,052     $43,322     $(47,871)      (2,209)
        Common stock issued                   --          --     106,021         236           --          236
        Net loss                              --          --          --          --          892         (892)
                                     -------------------------------------------------------------------------
        Balance - June 30, 1999            2,340      $2,340   2,210,073      43,536      (48,762)      (2,864)
                                     =========================================================================

NOTE 6 - COMMITMENTS AND CONTINGENCIES

  The Company, in its normal course of business, makes commitments to purchase land for residential development and has various outstanding performance bonds.

  As a result of the limited amount of available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of June 30, 1999, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely
  affected.   Additionally, the Company has received various complaints
  regarding alleged construction defects at four of its projects.

NOTE 7 - SUBSEQUENT EVENTS

  In July 1999, the Company completed the sale of a parcel of land in Victorville to a third party. This sale reduced the outstanding debt to USA Commercial Mortgage ("USA") by approximately $1.9 million.

  In July 1999, the Company closed its Design Center. The Company then entered into an agreement with an independent third party to perform this function. The Company believes that through savings on the cost of standard goods and a percentage of the upgrades on each home sold that they will approximate the same income as was achieved by its own design center without the added overhead.

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

Results of Operations - 1999 vs. 1998

Revenue from Home Sales, including Fee Projects

Revenue from home sales decreased to $8,549,000 during the three months ended June 30, 1999, from $9,120,000 during the three months ended June 30, 1998, representing a decrease of $551,000 or 6.4%. The Company closed 54 homes at an average sales price of $158,300 during the three months ended June 30, 1999 compared to 56 homes closed at an average sales price of $162,500 during the three months ended June 30, 1998, a 3.6% decrease in closings and a 2.3% decrease in average sales price. The decrease in revenue and average sales price during the three months ended June 30, 1999 is attributable to the majority of closings occurring in the Company's medium priced subdivisions. The revenue value of home sales from fee project jobs for the three months ended June 30, 1999 was $2,752,000. The total number of sales closed for the three-month period was 28. For the three month period ended June 30, 1999 the Company earned $317,000 in fees from these projects.

Revenue from home sales also increased to $15,212,000 during the six months ended June 30, 1999, from $13,404,000 during the six months ended June 30, 1998, representing an increase of $1,808,000 or 13.5%. The Company closed 103 homes at an average sales price of $147,700 during the six months ended June 30, 1999 compared to 88 homes closed at an average sales price of $152,300 during the six months ended June 30, 1998, a 17% increase in closings and a 3.0% decrease in average sales price. The increase in revenue is due to the Company closing 15 homes more than in the same period last year. The revenue value of home sales from fee project jobs during the six months ended June 30, 1999 was $5,875,000. The Company closed a total of 54 fee project jobs during the six-month period. For the six month period ended June 30, 1999 the Company earned $533,000 in fees from these projects.

The following table sets forth, for the periods indicated, the number of homes closed by the Company:


                                                         Home Sales                           Home Sales
                                                        for the Three                        for the Six
                                                           Months                               Months
                                                       Ended June 30,                       Ended June 30,
                                               -----------------------------        -----------------------------
                                                    1999             1998                1999             1998
                                               ------------     ------------        ------------     ------------
High Desert of San Bernardino and
    Los Angeles Counties                                  5               22                  26               37
Inland San Bernardino and Riverside
    Counties                                             49               34                  77               51
                                               ------------     ------------        ------------     ------------
          Subtotal, Owned Projects                       54               56                 103               88

Projects Built for a Fee (See Liquidity
    and Capital Resources)                               28               --                  54               --
                                               ------------     ------------        ------------     ------------
          Total Combined Closings                        82               56                 157               88

Cost of Homes Sold

Cost of homes sold includes land acquisition, development, construction, direct and indirect costs, job-site supervision, customer service, warranty costs, capitalized interest, property taxes and other capitalized indirect costs.

Cost of homes sold for the three months ended June 30, 1999 was $8,327,000, a decrease of $165,000, or 2.0%, from $8,492,000 during the three months ended June 30, 1998. Cost of homes sold as a percentage of revenue from home sales increased to 97% for the three months ended June 30, 1999 from 93.0% for the same period in 1998. Cost of homes sold for the six months ended June 30, 1999 was $14,431,000, an increase of $1,729,000, or 13.6%, from $12,702,000 during the six months ended June 30, 1998. Cost of homes sold as a percentage of revenue from home sales remained relatively constant at 94.9% for the six months ended June 30, 1999 as compared to 94.8% for the same period in 1998.

The increase in cost of homes sold as a percentage of revenue for both the three months and six months ended June 30, 1999 is primarily the result of a lower average sales price per home.

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

Selling expenses as a percentage of total revenue were $518,000 and $429,000 for the three months ended June 30, 1999 and 1998, respectively, an increase of 20.7%. Selling expenses as a percentage of revenue were 5.8% and 4.7% for the three months ended June 30, 1999 and 1998, respectively. Selling expenses were $842,000 and $734,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of 14.7%. Selling expenses as a percentage of revenue were 5.3% and 5.0% for the six months ended June 30, 1999 and 1998, respectively. The increase in selling expenses as a percentage of revenue is primarily due to a lower average sales price per home.

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

Marketing expenses were $493,000 and $506,000 for the three months ended June 30, 1999 and 1998, respectively, representing a decrease of 2.6%. As a percentage of revenue, marketing expenses were 5.6% and 5.5% for the three months ended June 30, 1999 and 1998, respectively. Marketing expenses were $880,000 and $948,000 for the six months ended June 30, 1999 and 1998, respectively, representing a decrease of 7.2%. As a percentage of revenue, marketing expenses were 5.5% and 7.1% for the six months ended June 30, 1999 and 1998, respectively. The decrease in marketing costs is a result of more advertising dollars being spent on new tracts.

During the second quarter of 1999 and 1998, the Company was delivering homes from six and seven projects, respectively. In the first six months of 1999 the Company had no grand openings. In the first six months of 1998 the Company had one grand opening, which occurred in the second quarter.

General and Administrative Expenses

General and administrative expenses include payroll and related benefits, insurance, financial reporting costs and general office expenses.

General and administrative expenses were $350,000 and $372,000 for the three months ended June 30, 1999 and 1998, respectively, an increase of 5.9%. As a percentage of revenue, general and administrative expenses were 4.0% for both the three months ended June 30, 1999 and 1998, respectively. General and administrative expenses were $888,000 and $847,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of 4.8%. As a percentage of revenue, general and administrative expenses were 5.6% and 6.3% for the six months ended June 30, 1999 and 1998, respectively. The decrease in the dollar amount of general and administrative expenses primarily reflects a decrease in payments made to outside consultants, decreased legal expense and reduced miscellaneous employee expenses.

Other Income

Other income includes interest earned on cash balances related to certain projects and miscellaneous income. Other income was $40,000 and $142,000 for the three months ended June 30, 1999 and 1998, respectively, and $55,000 and $145,000 for the six months ended June 30, 1999 and 1998, respectively.

Minority Partners' Share

Minority partners' share represents the interest of affiliated limited partners in partnerships consolidated in the Company's financial statements. These partnerships are FERHP and Triumph.

The minority partners' share of profits (losses) was ($293,000) and ($9,000) for the three months ended June 30, 1999 and 1998, respectively, and ($112,000) and ($13,000) for the six months ended June 30, 1999 and 1998, respectively.

Provision for Income Taxes

No provisions for income taxes have been reported as the Company reported losses for all periods presented.

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

                                                                         June 30,
                                        -----------------------------------------------------------------------
                                                      Backlog                            Gross Revenue
                                        ---------------------------------     ---------------------------------
                                              1999               1998               1999               1998
                                        --------------     --------------     --------------     --------------
          High Desert of San Bernardino
             and Los Angeles Counties               33                 35        $ 4,003,000        $ 4,019,000
          Inland San Bernardino and
             Riverside Counties                     47                 26          7,337,000          5,465,000
          Projects Built for a Fee (See
             Liquidity and Capital
             Resources)                             40                 20          6,221,000          2,228,000
                                        --------------     --------------     --------------     --------------
          Total Number of Homes                    120                 81
                                        ==============     ==============
          Aggregate Sales Value                                                  $17,561,000        $11,712,000
                                                                              ==============     ==============
          Average Sales Price                                                    $   146,300        $   144,600
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

The Company's backlog increased 48% to 120 homes at June 30, 1999 from 81 homes at June 30, 1998. The aggregate sales value of the units in backlog increased by $5,849,000 or 49.9%, due to the increase in number of homes under sales contracts. The average sales price of homes in backlog increased by $1,700 or 1.2% due to a change in the mix of homes offered for sale.

Included in the "Aggregate Sales Value" of the backlog is the value of the homes which are being built for a fee and only the fee will represent revenue that will eventually be recognized in the Company operating statement. No assurances can be given that homes in backlog will result in actual closings because cancellations vary from period to period.

Net Orders

Net orders, including the fee projects, represent the number of homes for which the Company has received signed sales contracts and purchase deposits during the period, net of cancellations. The following table sets forth the Company's net orders for the dates indicated:

                                                              For the                           For the
                                                            Three Months                       Six Months
                                                           Ended June 30,                     Ended June 30,
                                                     ---------------------------        ---------------------------
                                                          1999            1998               1999            1998
                                                     -----------     -----------        -----------     -----------
High Desert of San Bernardino and Los
    Angeles Counties                                          27              23                 38              48
Inland San Bernardino and Riverside
    Counties                                                  43              19                 55              58
Projects Built for a Fee (See Liquidity and
    Capital Resources)                                        25              15                 46              20
                                                     -----------     -----------        -----------     -----------
Total                                                         95              57                139             126
                                                     ===========     ===========        ===========     ===========

Net new orders increased to 95 homes from 57 homes for the three months ended June 30, 1999 and 1998, respectively, an increase of 67%. Net new orders increased to 139 homes from 126 homes for the six months ended June 30, 1999 and 1998, respectively, an increase of 10%. The Company believes that the increase in net orders is attributable to improved market conditions in certain of the geographic areas of Southern California in which the Company conducts operations.

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

With respect to the Y2K issue, the Company has undertaken a project to replace and/or convert portions of its existing computer operating systems to ensure they will function properly with respect to dates in the year 2000 and thereafter. The Company has also formed a Y2K project team to direct the company-wide efforts to ensure Y2K compliance. The Y2K project team is responsible to assure proper planning, sufficient resources, contemporaneous monitoring, proper certification and timely completion of the year 2000 projects. The Company's Y2K project encompasses its information technology systems as well as its non-information technology systems, such as systems embedded in its office equipment and facilities.

State of Y2K Readiness

The scope of the Company's Y2K compliance effort has been defined to include six distinct projects. Two of the six projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These two high priority projects are the conversion and upgrade of the Company's accounting information systems and the upgrade of the Company's primary computer network and personal computers. Of these two high priority projects, as of March 30, 1999, the accounting information systems conversion has been implemented, the Company replaced all of its older personal computers with current models and the upgrade of the Company's primary computer network file server will be remediated by November 1, 1999.

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

Contingency Plan

The Company's Y2K project calls for a Y2K-specific contingency plan to be developed. This plan is in the assessment stage and is expected to be completed by November 1, 1999.

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

Factors That May Affect Results of Operations or The Company

This report includes certain forward looking statements about the Company's business and results of operations which are subject to risks and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein, in the Company's Annual Report on Form 10-KSB, and other documents filed by the Company with the Securities and Exchange Commission from time to time.

Uncertainty of Future Financing and Impact on Ability to Continue as a Going Concern

The land development and homebuilding industry is capital intensive and highly leveraged. The Company must incur substantial indebtedness to finance its land development and homebuilding activities at its current level of operation. Due to the Company's recent history of losses, it has become more difficult to obtain financing on favorable terms. Future financing impediments can result in development and homebuilding delays. Such impediments may also result in increased tension with service providers. The Company believes that existing cash and capital resources, including cash flow from operations, will be insufficient to fund the Company's cash requirements at the Company's presently anticipated level of operations without additional funds from outside sources. No assurances can be given that any funds will be available from such financial sources, or that they will be available on terms favorable to the Company. If adequate funds are not available from those other sources, there are substantial doubts about the Company's ability to continue as a going concern and fund its ongoing operations.

Home Sales May Be Impaired by an Increase in Interest Rates, a Downturn in the Southern California Economy or the Unavailability of Mortgage Loan Incentive Programs

Most purchasers of the Company's homes finance their acquisitions through lenders providing mortgage financing. Historically, higher interest rates have caused home purchases to decline, whereas reduced interest rates have caused home purchases to increase. Higher interest rates diminish a potential home purchaser's ability to obtain mortgage financing on favorable terms. Historically, the Company's home sales have increased during times of economic stability and low unemployment levels in Southern California and have decreased during periods of economic hardship and high unemployment. The Company believes its home sales are also affected by the availability of Federal Housing Administration and Veterans Administration mortgage financing programs. Any limitations or restrictions on the availability of such financing, an increase in interest rates, or a decline in the economic condition of Southern California could have a material adverse effect on the Company's business, financial condition and results of operations.

Inflation May Increase Costs and Hurt Home Sales

The Company and the homebuilding industry in general may be adversely affected during periods of high inflation, principally because land acquisition, land development, construction and interest costs will increase. Inflation will also affect the affordability of the home the Company builds because the increased costs will be reflected in the sales price of the Company's homes, which may diminish sales. Although the Company is currently experiencing low inflation, there can be no assurance that a rise in inflation will not have a material adverse impact on the Company's future results of operations.

Cyclical Home Sales May Cause Operating Results to Fluctuate

The Company has experienced and expects to continue to experience significant variability in sales and net income on a quarterly basis primarily as a result of the following factors: i) the timing and mix of home deliveries; ii) the Company's ability to continue to acquire additional land on favorable terms for future development; iii) the condition of the real estate markets and the economy in general; iv) the cyclical nature of the home building industry and changes in prevailing interest rates; v) the cost and availability of materials and labor; and vi) delays in construction schedules caused by the timing of inspections and approvals by regulatory agencies, strikes at subcontractors and adverse weather conditions.

The Company's new sales contracts and home closings vary from quarter to quarter depending on the stages of development in each project. In the early stages of a project's development, the Company incurs significant start-up costs associated with project design, land acquisition and development, zoning and permitting, and construction and marketing expenses. As revenues are recognized only upon the transfer of title at the closing of the sale of a home, there is not any revenue during the early stages of the development of a project. During the later stages of a project, costs are lower in relation to the revenues recognized. As a result of these conditions, the Company's historical financial performance is not necessarily a meaningful indicator of future results, and management expects that financial results will vary significantly from period to period.

Competition in the Homebuilding Industry May Diminish Revenues From the Sale of Homes

The homebuilding industry is highly competitive and fragmented. The Company competes with other local, regional and national homebuilders not only for home buyers, but also for the acquisition of desirable properties, financing, raw materials, skilled labor, housing quality, reliability, selection of quality building sites and customer service. Some of the Company's competitors may have substantially greater financial resources than are available to the Company. The Company believes that increased competition within its market may decrease the sales prices of homes and/or increase its building and development costs, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation Increases Costs

The construction industry is subject to complex federal and state regulations. The Company must address certain zoning and density, environmental and health, advertising and consumer credit, as well as other regulations connected to development, home building and sales activities. Regulations also require the Company to obtain design and building permits. Zoning and environmental regulations may severely restrict the Company's homebuilding activities in certain sensitive areas.

Regulatory expansion has increased the time required to obtain the approvals necessary to begin home construction and has lengthened the intervals between the initial purchase of land and the commencement of development and the completion of construction. Future delays and costs as a result of current and any new regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Inventory Carrying Costs Can Result in Substantial Losses in the Event of Changing Market Conditions

The market value of undeveloped land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions. Inventory carrying costs can be significant and can result in losses in a poorly performing project or market. In the event of significant changes in economic or market conditions, there can be no assurance that the Company will not dispose of certain subdivision inventories on a bulk or other basis which may result in a loss. In the ordinary course of business, the Company must continuously seek and make acquisitions of land for expansion into new markets as well as for replacement and expansion of land inventory within the Company's current markets. Although the Company employs various measures designed to manage inventory risks, there can be no assurance that such measures will be successful.

Increased Litigation May Hurt the Company's Financial Condition

Companies in the homebuilding industry are routinely subject to lawsuits in connection with its construction activities, including construction defect, personal injury and workers compensation claims. While the Company insures against such risks and believes that current levels of insurance are adequate to protect against such lawsuits, there can be no assurance that this insurance will continue to be adequate in the future or that the Company will be able to obtain this insurance in the future at reasonable costs. If the Company is unable to obtain this insurance in the future, then these lawsuits could have a material adverse effect on the Company's business, financial condition and results of operations.

Natural Disasters May Result in Uninsured Losses

In recent years, Southern California has been victimized by natural disasters, including floods, earthquakes and fires. While the Company insures against such risks and believes that current levels of insurance are adequate to protect against such natural disasters, there can be no assurance that this insurance will continue to be adequate in the future or that the Company will be able to obtain this insurance in the future at reasonable costs. If the Company is unable to obtain this insurance in the future, then the occurrence of any such natural disasters could have a material adverse effect on the Company's business, financial condition and results of operations.

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

As a result of the limited amount of the Company's available working capital, relationships with certain of its subcontractors have weakened due to the Company's inability to pay all of its subcontractors and their suppliers on a current basis. Numerous subcontractors, suppliers and general creditors are pursuing further legal action, including the initiation of lawsuits. As of June 30, 1999, nine of these claims, totaling approximately $565,000, have been perfected as judgments against the Company. The Company has or intends to negotiate payment arrangements, as appropriate, in an effort to settle these claims. However, if the Company continues to have disputes with its subcontractors and suppliers, in the future it may be difficult for the Company to attract and retain qualified subcontractors and suppliers who are willing to work with the Company and the Company's business could be adversely affected.

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

If the Company is not successful in obtaining sufficient capital to fund its planned expenditures, the Company's ability to continue its current level of business operations will be impaired, and the Company will not be able to conduct operations as presently anticipated. This would have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the Company has financed its operations from a combination of limited partner capital contributions, subordinated debt, cash generated from operations, purchase money financing of land purchases, borrowings from various banking institutions, borrowings from related parties, deferring accounts payable and sales of its capital stock, as discussed in more detail below. The Company is currently also exploring alternative methods of financing.
The Company believes that existing cash and capital resources, including cash flow from operations, will be insufficient to fund the Company's cash requirements at the Company's presently anticipated level of operations without additional funds from outside sources. No assurances can be given that any funds will be available from such financial sources, or that they will be available on terms favorable to the Company. If adequate funds are not available from those other sources, there are substantial doubts about the Company's ability to continue as a going concern and fund its ongoing operations.

In February 1999, the Company concluded a private offering (the "Offering") of Subordinated Investment Notes ("Investment Notes') bearing interest at the rate of 15% per annum. The Investment Notes have an 18-month maturity date and no prepayment penalty. The face value of each Investment Note is $10,000. As of June 30, 1999, total outstanding bond indebtedness related to this offering was $290,000. The Investment Notes have not been, and will not be, registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act of 1933.

Thomas A. Hantges, a director and stockholder of the Company, owns approximately 67% of both USA Commercial Mortgage Company ("USA") and USA Commercial Real Estate Group ("USA Real Estate"). USA has provided loans and arranged for individual lenders to provide loans to the Company secured by Company projects in cumulative amounts totaling $15,150,000 and $11,020,000 through June 30, 1999 and 1998, respectively. USA has earned cumulative fees for these loans for quarters ended June 30, 1999 and 1998 totaling $1,157,000 and $1,118,000, respectively, of which $948,000 and $909,000, respectively, has been paid. The balance is secured by notes and is to be paid from proceeds from sales of completed homes in certain of the Company's projects. The interest rates on these loans ranged 12.25% to 15.25% in 1999 and from 12.25% to 20.0% in 1998.
The outstanding balance of these loans at June 30, 1999 and 1998 was $5,543,000 and $7,117,000, respectively.

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

From September 1996 through November 30, 1997, the Company received advances of $2,747,000 from Ira C. Norris, of which the Company had repaid $460,000. The advances were unsecured, bore interest at 10% and were due on March 31, 1998. The balance of these advances at December 23, 1997 was $2,462,000, which included accrued interest of $171,000. On that date, Mr. Norris agreed to convert $2,340,000 of this debt into 2,340 shares of Series A Cumulative Preferred Stock of the Company. The Company issued these shares on December 30, 1997 to the Norris Living Trust, of which Mr. Norris is a beneficiary and trustee. The Series A Preferred Stock has a par value of $0.01, has no voting rights, is non-participating, and has no conversion features. The stock is redeemable at the option of the Company for cash at the redemption price of $1,000 per share plus accumulated but unpaid dividends. The established dividend rate on the Preferred Stock is $100 per share per annum payable quarterly from available working capital. An unsecured note to the Norris Living Trust, bearing interest at 10%, evidences the balance of indebtedness not converted in the amount of approximately $122,000. The note was due in December 1998 and has been extended until December 23, 1999. The balance owing under this note at June 30, 1999 was $140,000, which includes accrued interest of approximately $18,500.

In addition to the loans described above, in June 1997, the Norris Living Trust loaned the Company $500,000 secured by undeveloped land owned by the Company in Victorville and Palmdale, California. This note bears interest at 10%, was due in June 1998 and has been extended until June 2000. The balance owing under this note at June 30, 1999 was $601,000, which includes accrued interest of approximately $101,000.

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

Additionally, on December 11, 1998, the stockholders of the Company approved the issuance of a three year warrant to purchase 200,000 shares of Common Stock, at the purchase price of $2.625 per share, to Ira C. Norris in connection with the extension of a $1,000,000 non-revolving line of credit made by Mr. Norris on July 15, 1998 through the living trust he created for the benefit of himself and his family (the "Norris Living Trust") to the Company's wholly owned subsidiary Huntington Homes LLC. The $1,000,000 non-revolving line of credit bears interest at a variable interest rate, of which the initial interest rate was 10.0% per annum. The note securing the line of credit was due and payable on July 2, 1999 and has been extended until September 2, 1999. At June 30, 1999, the note had no accrued interest.

In June 1997, the Company signed a note and deed of trust in connection with a loan of $500,000 from the Neeley Revocable Family Trust. Ronald L. Neeley, a director of the Company, is a beneficiary and trustee of this trust. The note bears interest at 15%, was due in June 1999 and is secured by the same undeveloped land owned by the Company in Victorville and Palmdale, California which secures the Norris Living Trust loan of $500,000 mentioned above. A request for extension has been sent to the lender. The balance owing under this note at June 30, 1999 was $651,000, which includes accrued interest of approximately $151,000.

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

The Company often acquires land with an initial down payment, with the balance financed by seller non-recourse notes. The notes typically include partial reconveyance provisions, which allow the Company to obtain the necessary development financing on a phased basis. The Company also occasionally uses options to acquire property. At June 30, 1999, the Company had land seller indebtedness outstanding of $1,325,000.

The Company typically obtains its infrastructure, development and construction funding and various other land loans from commercial banks and other financing sources. Lenders generally provide interim construction loans for each phase of homes within the project for a term of up to 12 months, with extension provisions. The development loans typically are repaid with proceeds from these interim construction loans. The loan agreements include customary representations and covenants. All outstanding indebtedness under these facilities is secured by a lien on the project real property. At June 30, 1999, aggregate borrowings of $19,594,143 were outstanding under these facilities and $17,759,000 was available for further qualified project finance borrowing. Interest rates on these loans range from 7.65% to 15.25%, with the weighted average being 11.53%.

The Company has unsecured revolving lines of credit of $1,000,000 and $250,000 with commercial banks that bear interest at the prime rate plus 1.0% and prime rate plus 2.0%. The net outstanding balance under these lines of credit at June 30, 1999 was $1,118,000. With regard to the $1,000,000 line of credit, at the time a homebuyer enters into a sales contract with the Company, meets certain loan pre-qualification requirements with a third party mortgage lender, and opens an escrow, the bank advances funds to the Company under this line at an amount equal to 70% of the net cash proceeds estimated by the Company that it would receive at the close of the homebuyer's escrow. The Company repays the lender weekly from net escrow closing proceeds. With regard to the $250,000 credit line, the Company submits a loan request for project costs incurred prior to obtaining a construction loan. The line is repaid when the construction loan records. The Company is reimbursed for the project costs previously paid.

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


Items 1 through 5.   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

              27.1    Financial Data Schedule.

         (b) Reports on Form 8-K. There were no reports on Form 8-K for the three months ended June 30, 1999.

                            INCO HOMES CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INCO HOMES CORPORATION


Date: August 14, 1999                  By:  /s/ Ira C. Norris
                                            ----------------------------------
                                            IRA C. NORRIS
                                            Chairman of the Board, President
                                            and Chief Executive Officer


Date: August 14, 1999                  By:  /s/ Ross Willard
                                            ----------------------------------
                                            ROSS WILLARD
                                            Chief Financial Officer